Form 10-Q
period 2015-09-30
MyoKardia Inc
filed 2015-11-18
CIK 1552451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37609

MYOKARDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	44-5500552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Allerton Ave.

South San Francisco, CA

(Address of principal executive offices)

94080

(Zip Code)

(650) 741-0900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2015 there were 27,053,156 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

MYOKARDIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MYOKARDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash	$64,545	$43,648
Prepaid expenses and other current assets	622	430
Total current assets	65,167	44,078
Property and equipment, net	2,893	2,423
Other long term assets	2,003	388
Total assets	$70,063	$46,889
Liabilities, redeemable convertible preferred stock, and stockholders’ deficit
Current liabilities
Accounts payable	$1,685	$886
Accrued liabilities	4,018	2,331
Redeemable convertible preferred stock call option liability, net	—	314
Deferred revenue	14,199	14,199
Total current liabilities	19,902	17,730
Other long-term liabilities	781	278
Deferred revenue-noncurrent	3,550	14,199
Total liabilities	24,233	32,207
Commitments and contingencies (Note 6)
Series A redeemable convertible preferred stock, $0.0001 par value, 38,500,000 shares authorized at September 30, 2015 and December 31, 2014; 38,250,000 shares issued and outstanding at September 30, 2015 and December 31, 2014; liquidation value of $44,294 and $42,006 at September 30, 2015 and December 31, 2014, respectively	43,715	41,359
Series A-1 redeemable, convertible preferred stock, $0.0001 par value, 6,666,667 shares authorized at September 30, 2015 and December 31, 2014; 6,666,667 shares issued and outstanding at September 30, 2015 and December 31, 2014; liquidation value of $10,925 and $10,327 at September 30, 2015 and December 31, 2014, respectively	10,837	10,229
Series B redeemable convertible preferred stock, $0.0001 par value, 17,068,646 and zero shares authorized at September 30, 2015 and December 31, 2014, respectively; 17,068,646 and zero shares issued and outstanding at September 30, 2015 and December 31, respectively; liquidation value of $47,643 and zero at September 30, 2015 and December 31, 2014, respectively	47,491	—
Stockholders’ deficit
Common stock, $0.0001 par value, 100,000,000 and 65,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 3,938,726 and 3,634,434 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Additional paid-in-capital	—	—
Accumulated deficit	(56,213)	(36,906)
Total stockholders’ deficit	(56,213)	(36,906)
Total liabilities and stockholders’ deficit	$70,063	$46,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYOKARDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration and license revenue	$3,550	$2,366	$10,649	$2,366
Operating expenses
Research and development	6,672	4,428	20,017	13,202
General and administrative	2,300	1,327	5,961	3,129
Total operating expenses	8,972	5,755	25,978	16,331
Loss from operations	(5,422)	(3,389)	(15,329)	(13,965)
Interest and other expense, net	(40)	—	(22)	—
Change in fair value of redeemable convertible preferred stock call option liability	—	(452)	314	(473)
Net loss and comprehensive loss	(5,462)	(3,841)	(15,037)	(14,438)
Cumulative dividend relating to redeemable convertible preferred stock	(1,900)	(858)	(4,530)	(1,891)
Accretion of redeemable convertible preferred stock to redemption value	(26)	(30)	(88)	(126)
Net loss attributable to common stockholders	$(7,388)	$(4,729)	$(19,655)	$(16,455)
Net loss per share attributable to common stockholders, basic and diluted	$(2.78)	$(2.77)	$(7.98)	$(10.08)
Weighted-average number of common shares used to compute net loss per share, basic and diluted	2,654,365	1,706,841	2,463,876	1,631,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYOKARDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(15,037)	$(14,438)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	741	507
Stock-based compensation expense	246	63
Gain on sale of equipment	(15)	—
Redeemable convertible preferred stock call option liability, net issued in connection with license and collaboration agreement	—	686
Change in fair value of redeemable convertible preferred stock call option liability, net	(314)	473
Change in operating assets and liabilities:
Prepaid expenses and other assets	(192)	(162)
Other long-term assets	38	—
Accounts payable	413	160
Accrued liabilities	1,089	537
Other long term liabilities	503	27
Deferred revenue	(10,649)	31,948
Net cash provided by (used in) operating activities	(23,177)	19,801
Cash flows from investing activities:
Purchases of property and equipment	(1,374)	(582)
Proceeds from sale of equipment	134	—
Decrease (increase) in restricted cash	60	(260)
Net cash used in investing activities	(1,180)	(842)
Cash flows from financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock, net	—	18,995
Proceeds from issuance of Series A-1 redeemable convertible preferred stock, net	—	9,896
Proceeds from issuance of Series B redeemable convertible preferred stock, net	45,837	—
Proceeds from issuance of common stock	352	147
Payments of deferred offering costs	(935)	—
Net cash provided by financing activities	45,254	29,038
Net increase in cash	20,897	47,997
Cash, beginning of period	43,648	1,911
Cash, end of period	$64,545	$49,908

Supplemental disclosures of noncash investing and financing information
Unpaid deferred offering costs	$778	$—
Vesting of early exercised options and restricted stock	$120	$22
Unpaid portion of property and equipment purchases included in period-end accounts payable	$48	$11
Accretion of redeemable convertible preferred stock to redemption value	$88	$126
Accretion of dividends on redeemable convertible preferred stock	$4,530	$1,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Formation and Business of the Company

MyoKardia, Inc. (the “Company”) is a clinical stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. The Company’s initial focus is on the treatment of heritable cardiomyopathies, a group of rare, genetically-driven forms of heart failure that result from biomechanical defects in cardiac muscle contraction. The Company has used its precision medicine platform to generate an internal pipeline of four therapeutic programs for the chronic treatment of the two most common forms of heritable cardiomyopathy—hypertrophic cardiomyopathy, or HCM, and dilated cardiomyopathy, or DCM. The Company has discovered and advanced its lead product candidate, MYK-461, into Phase 1 clinical trials. In the Company’s first Phase 1 clinical trial, it has demonstrated proof of mechanism, or the ability of MYK-461 to reduce cardiac muscle contraction, an important biomarker of disease. The Company intends to expand its approach to deliver treatments with disease-modifying potential for patients with other forms of genetically- driven heart failure. The Company was incorporated on June 8, 2012 in Delaware and its corporate headquarters and operations are located in South San Francisco, California.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and negative cash flows from operations. At December 31, 2014, the Company had an accumulated deficit of $36.9 million and cash of $43.6 million. At September 30, 2015, the Company had an accumulated deficit of $56.2 million and cash of $64.5 million. The Company has financed its operations primarily with the proceeds from the sale of preferred stock and funds received in connection with a license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., entered into in August 2014 (the “Collaboration Agreement”) (See Note 4).

The accompanying unaudited Condensed Consolidated Financial Statements, in the opinion of management, include all adjustments which the Company considers necessary for the fair statement of the Condensed Consolidated Results of Operations and Comprehensive Loss and Cash Flows for the interim periods covered and the Condensed Consolidated Financial Position of the Company at the date of the balance sheets. The December 31, 2014 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or US GAAP. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2015, or any other future period.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2014 included in the Company’s Prospectus dated October 28, 2015 filed pursuant to Rule 424(b)(4) with the U.S. Securities and Exchange Commission (“the SEC”) on October 29, 2015.

Initial Public Offering

On November 3, 2015, the Company completed its initial public offering (or “IPO”) pursuant to which the Company issued 6,253,125 shares of common stock at $10.00 per share, including the exercise of the underwriters’ overallotment option to purchase 815,625 shares of common stock, and received net proceeds of $55.7 million, after underwriting discounts, commissions and other offering expenses. In addition, in connection with the completion of the Company’s IPO, all redeemable convertible preferred stock converted into 16,866,747 shares of common stock

The Company’s management expects that cash as of September 30, 2015 will provide sufficient funds to enable it to meet the Company’s obligations through at least the next 12 months. However, if anticipated operating results are not achieved in future periods, management believes that planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund operations. The Company will need to raise additional capital to fully implement its business plan.

2. Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the consolidated financial statements for the year ended December 31, 2014 included in the prospectus dated October 28, 2015 filed with the U.S. Securities and Exchange Commission (SEC) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”).  There have been no changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2015, except as described below.

Basis of Presentation and Consolidation

The consolidated financial statements of the Company include the Company’s accounts and have been prepared in conformity with US GAAP. During 2015, the Company established a wholly-owned foreign subsidiary in Australia. The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiary. All intercompany accounts and transactions and balances have been eliminated during consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, fair value of redeemable convertible preferred stock call option liability, redeemable convertible preferred stock, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing therapeutics. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating and evaluating financial performance. All revenues have been earned in the United States of America, and all long-lived assets are maintained in the United States of America.

Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least annually). The carrying amount of the Company’s financial instruments, including note receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities. The redeemable convertible preferred stock call option liability is carried at fair value.

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential drug candidates, uncertainty of market acceptance of any of the Company’s product candidates that receive regulatory approval, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers.

Products developed by the Company require approvals from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that any of the Company’s product candidates will receive the necessary approvals. If the Company is denied approval, approval is delayed or the Company is unable to maintain approvals, it could have a materially adverse impact on the Company.

The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable by the Company.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the IPO are capitalized. The deferred offering costs were offset against the proceeds received from the Company’s IPO in November 2015. There were zero and $1.7 million of deferred offering costs capitalized as of December 31, 2014 and September 30, 2015, respectively, in other long term assets on the consolidated balance sheets.

Redeemable Convertible Preferred Stock

The Company records all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance. In the event of a change of control of the Company, proceeds will be distributed in accordance with the liquidation preferences set forth in the amended and restated certificate of incorporation unless the holders of redeemable convertible preferred stock have converted their redeemable convertible preferred shares into common shares. Therefore, the redeemable convertible preferred stock is classified outside of stockholders’ deficit on the accompanying condensed consolidated balance sheets as events triggering the liquidation preferences are not solely within the Company’s control. The carrying value of each series of redeemable convertible preferred stock is being accreted to its respective redemption value through the redemption date.

Redeemable Convertible Preferred Stock Call Option

The Company has determined that the Company’s obligation to issue additional shares of the Company’s redeemable convertible preferred stock represents a freestanding financial instrument. The freestanding redeemable convertible preferred stock call option liability is initially recorded at fair value, with fair value changes recognized as increases or reductions in the condensed consolidated statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the redeemable convertible preferred stock call option, the completion of a deemed liquidation event, conversion of the redeemable convertible preferred stock into common stock, or until the holders of the redeemable convertible preferred stock can no longer trigger a deemed liquidation event. At that time, the redeemable convertible preferred stock call option liability will be reclassified to permanent equity with no further remeasurement required. The Company had recorded a redeemable convertible preferred stock call option liability, net in September 2012 related to the Series A redeemable convertible preferred stock financing, which was extinguished in July 2014 at the time of the final closing of the Series A redeemable convertible preferred stock. Additionally, the Company had recorded a redeemable convertible preferred stock call option liability in August 2014 related to the Collaboration Agreement, from which the call option expired in April 2015 at the time of the closing of the Company’s Series B redeemable convertible preferred stock financing.

Revenue Recognition

The Company generates revenue from collaboration and license agreements for the development and commercialization of its products. Collaboration and license agreements may include non-refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. To date, the Company has not recognized revenue from sales of its product candidates.

The Company recognizes revenue when all four of the following criteria have been met: (i) collectability is reasonably assured; (ii) delivery has occurred or services have been rendered; (iii) persuasive evidence of an arrangement exists; and (iv) the fee is fixed or determinable. Revenue under collaboration and license arrangements is recognized based on performance requirements of the contract. Collectability is assessed based on evaluation of payment criteria as stated in the contract as well as the creditworthiness of the collaboration partner. Determination of whether delivery has occurred or services rendered are based on management’s evaluation of the performance obligations as stated in the contract and progress made against those obligations. Evidence of arrangement is deemed to exist upon execution of the contract. Fees are considered fixed and determinable when the amount payable to the Company is no longer subject to any acceptance, refund rights or other contingencies that would alter the fixed nature of the fees charged for the deliverables.

License and collaboration agreements may contain multiple elements as evaluated under Accounting Standards Codification (ASC) 605-25, Revenue Recognition- Multiple-Element Arrangements, including agreements to provide research and development services, and manufacturing and commercialization services, grants of licenses to intellectual property rights and know-how, as well as participation in development and/or commercialization committees. Each deliverable under the agreement is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has standalone value to the customer. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the following hierarchy: (i) vendor-specific objective evidence of the fair value of the deliverable, if it exists; (ii) third-party evidence of selling price, if vendor-specific objective evidence is not available; or (iii) the best estimate of selling price if neither vendor-specific objective evidence or third-party evidence is available.

Upfront payments for licenses are evaluated to determine if the licensee can obtain standalone value from the license separate from the value of the research and development services and other deliverables in the arrangement to be provided by the Company. The assessment of multiple-element arrangements also requires judgment in order to determine the allocation of revenue to each deliverable and the appropriate period of time over which the revenue should be recognized. If the Company determines that the license does not have standalone value separate from the research and development services, the license and the services are combined as one unit of accounting and upfront payments are recorded initially as deferred revenue in the condensed consolidated balance sheet. Revenue is then recognized on a straight-line basis over an estimated performance period that is consistent with the term of performance obligations, unless the Company determines there is a discernible pattern of performance other than straight-line, in which case the Company uses a proportionate performance method to recognize the revenue over the estimated performance period. If the license is determined to have standalone value, then the allocated consideration is recorded as revenue when the license is delivered.

License and collaboration agreements may also contain milestone payments that become due upon the achievement of certain milestones. The Company applies ASC 605-28, Revenue Recognition—Milestone Method. Under the milestone method, payments that are contingent upon achievement of a substantive milestone are recognized in the period in which the milestone is achieved. Milestones are defined as an event that can only be achieved based on the Company’s performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones subject to this guidance. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with the Company’s performance to achieve the milestone.

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. There have been no items qualifying as other comprehensive loss and, therefore, for all periods presented, the Company’s comprehensive loss was the same as its reported net loss.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the redeemable convertible preferred stock, common stock subject to repurchase, and stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company, and has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-03 will have a material effect on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company in its first quarter of 2016 with early adoption permitted. The Company does not expect its pending adoption of ASU 2014-12 to have a material impact on its consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU’s is effective for public entities for annual and interim periods beginning after December 15, 2017, with early adoption for fiscal 2017 permitted. The Company has not determined the potential effects of this ASU on its consolidated financial statements.

Reverse Stock Split

In October 2015, the Company’s board of directors and stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of shares of the Company’s issued and outstanding common stock at a 1-for-3.675 ratio and a proportional adjustment to the conversion ratio of its redeemable convertible preferred stock. The reverse stock split was effected on October 23, 2015. The par value and the authorized shares of the Company’s common stock and the par value and the authorized, issued and outstanding shares of the Company’s redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. All issued and outstanding shares of common stock and common stock per share amounts and an adjustment to the redeemable convertible preferred stock ratio contained in these condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

3. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation

The Company measures and reports certain financial instruments as liabilities at fair value on a recurring basis. These instruments consist of the redeemable convertible preferred stock call option liability, which is considered a Level 3 instrument. The fair value of this instrument was as follows (in thousands):

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities
Redeemable convertible preferred stock call option liability, net	$314	$—	$—	$314

As of September 30, 2015, the balance of the redeemable convertible preferred stock call option liability, net was zero.

The fair value measurement of the redeemable convertible preferred stock call option is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value. The Company’s estimated fair value of the redeemable convertible preferred stock call option is calculated using an option pricing model and key assumptions including the estimated fair value of the Company’s redeemable convertible preferred stock, risk-free interest rates and volatility and the probability of the closing of the future financing tranches. The estimates are based, in part, on subjective assumptions and could differ materially in the future.

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the year ended December 31, 2014 or the nine months ended September 30, 2015.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Convertible preferred stock call option liability, net
Balance at December 31, 2014	$314
Change in fair value recorded in statement of operations and comprehensive loss	(314)
Balance at September 30, 2015	$—

4. Collaboration and License Agreement

Sanofi (Aventis Inc.)

In August 2014, the Company entered into the Collaboration Agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., for the research, development and potential commercialization of pharmaceutical products for the treatment, prevention and diagnosis of hypertrophic and dilated cardiomyopathy, as well as potential additional indications.

Pursuant to the Collaboration Agreement, in addition to potential future royalty payments, Sanofi agreed to provide up to $200.0 million in financial consideration to the Company consisting of the following components:

1.	a $35.0 million upfront cash payment
2.	a $10.0 million initial equity investment
3.	a $25.0 million milestone-based contingent payment
4.	up to an $85.0 million project continuation payment if Sanofi elects to extend the term of the research collaboration beyond December 31, 2016, as described below
5.	up to $45.0 million in funding from Sanofi of approved in-kind research and clinical activities over a four-year period.

The Company is also entitled to receive tiered royalties beginning in the mid-single digits to the mid-teens on net sales of certain hypertrophic cardiomyopathy (“HCM”) and dilated cardiomyopathy (“DCM”) finished products outside the United States and on net sales of certain DCM finished products in the United States. Sanofi is eligible to receive tiered royalties beginning in the mid-single digits to the low teens on the Company’s net sales of certain HCM finished products in the United States.

The Collaboration Agreement covers three main research programs, “HCM1” (or HCM-1 or MYK-461), “HCM2” (or HCM-2) and “DCM1” (or DCM-1). The Company is solely responsible for conducting research and development activities through early human efficacy studies, except for specified research activities to be conducted by Sanofi. The estimated completion of proof-of-concept phases are staggered, depending on the program. Thereafter, the Company will lead worldwide development and United States commercial activities for the MYK- 461 and HCM-2 programs, Sanofi will lead global development and commercial activities for DCM-1 and Sanofi will lead ex-United States development and commercial activities for the MYK-461 and HCM-2 programs where it has ex-United States commercialization rights. Sanofi also has the option to co-promote in the U.S. for potential expanded cardiovascular diseases outside of the genetically targeted indications for the MYK-461 and HCM-2 programs, with the Company having the option to co-promote the DCM-1 program in the United States.

The Company accounted for the Collaboration Agreement by evaluating each of the financial components discussed above:

1.	$35.0 million upfront payment. The Company received a non-refundable upfront payment and identified the following performance obligations at the inception of the Collaboration Agreement:
(i)

the transfer of intellectual property rights and know-how (license), (ii) the obligation to provide certain limited research and development services during the term of the license agreement and (iii) the obligation to participate on the development and commercialization committees. The Company applied the guidance under ASC 605-25, Multiple Element Arrangements, to account for this upfront payment. The Company evaluated the underlying goods and services delivered under the Collaboration Agreement and concluded that the performance obligations do not have standalone value, and accordingly accounted for the deliverables as one unit of accounting. The $35.0 million payment was recorded by the Company as deferred revenue on its condensed consolidated balance sheet upon receipt, which the Company is recognizing as revenue on a straight-line basis over the expected term of research and development services through December 31, 2016 because there is not a more discernible pattern of performance in which the research and development services occur. During the year ended December 31, 2014 and the nine months ended September 30, 2015, the Company recognized $5.9 million and $10.6 million of revenue under the Collaboration Agreement, respectively.  As of December 31, 2014 and September 30, 2015, the Company had deferred revenue on its condensed consolidated balance sheet of $28.4 million and $17.7 million, respectively.

2.

$10.0 million upfront investment in Series A-1 redeemable convertible preferred stock. In August, 2014 the Company entered into a Series A-1 redeemable convertible preferred stock purchase agreement with Sanofi. The Agreement was signed as a separate transaction from the Collaboration Agreement. Pursuant to the stock purchase agreement, the Company sold 6,666,667 shares of Series A-1 redeemable convertible preferred stock to Sanofi at $1.50 per share. The Company concluded that the $1.50 per share price represented the fair value of the redeemable convertible preferred stock issued.

3.

$25.0 million milestone-based payment. The Company is eligible to receive a one-time, non-refundable, non-creditable payment of $25.0 million upon the submission of an investigational new drug application for any DCM-1 development candidate to the FDA or a comparable regulatory authority in Europe or another major market country for any DCM-1 product. The Company will account for this milestone payment separately from the rest of the agreement and recognize revenue upon achievement of the milestone. The Company had not achieved this milestone as of September 30, 2015.

4.

Up to $85.0 million continuation payments. Under the Collaboration Agreement, Sanofi must determine by December 31, 2016 whether or not to continue the Collaboration Agreement. Sanofi agreed that if it so elected to continue the Collaboration Agreement, it would pay:

•	a one-time, non-refundable, non-creditable cash payment of $45.0 million
•

an additional $40.0 million in connection with the purchase of the Company’s preferred stock, assuming the Company has not previously closed (i) either a Qualified IPO (at which time this obligation will terminate) or a private financing prior to a Qualified IPO and (ii) Sanofi has not previously purchased shares of the Company’s stock pursuant to such rights to purchase the Company’s capital stock in accordance with the terms of the Collaboration Agreement. The $40.0 million was reduced by $5.0 million to $35.0 million in connection with Sanofi’s subsequent purchase of shares of the Company’s Series B redeemable convertible preferred stock in April 2015. In October 2015, Sanofi purchased 900,000 shares of common stock for gross proceeds of $9.0 million in conjunction with the Company’s IPO and the remaining obligation expired upon the closing of the IPO.

Sanofi also had a time-restricted right to purchase $40.0 million in shares of the Company’s redeemable convertible preferred stock at the discounted price, which would have satisfied the $40.0 million obligation to purchase shares of the Company’s capital stock in connection with the continuation decision. Sanofi’s option to purchase $40.0 million of additional shares of the Company’s redeemable convertible preferred stock at the discounted price expired upon the closing of the Series B redeemable convertible preferred stock financing in April 2015.

The Company believes that the continuation payments have significant uncertainty and are outside the control of the Company because Sanofi has sole discretion to determine whether or not to continue, and will therefore account for these potential payments separate from the other deliverables in this agreement.

The Company has determined that Sanofi’s right to purchase the redeemable convertible preferred stock at the discounted price, and the Company’s corresponding obligation to issue this additional redeemable convertible preferred stock, represents a freestanding financial instrument. The freestanding convertible preferred stock call option liability was initially recorded at its fair value of $0.7 million in 2014. Changes in the fair value of this liability of ($0.4) million and ($0.3) million were recorded in the condensed consolidated statements of operations and comprehensive loss during the year ended December 31, 2014 and nine months ended September 30, 2015, respectively.

As of September 30, 2015, Sanofi had not provided the confirmation of continuation under the Collaboration Agreement. The Company’s obligation to issue, and Sanofi’s option to purchase, $40.0 million of additional shares of the Company’s redeemable convertible preferred stock at the discounted price expired upon the closing of the Series B redeemable convertible preferred stock financing in April 2015.

5.

Up to $45.0 million in-kind research and collaboration activities. Sanofi can fund up to $45.0 million of pre-approved funding of research and collaboration activities. Since Sanofi will pay its vendors and personnel directly as per the Collaboration Agreement, the Company will not receive cash from Sanofi and therefore will not account for the funding of the in-kind services.

5. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Scientific equipment	$3,963	$3,105
Furniture and equipment	283	217
Capitalized software	225	164
Leasehold improvements	297	123
Construction in process	—	70
Total	4,768	3,679
Less: Accumulated depreciation and amortization	(1,875)	(1,256)
Property and equipment, net	$2,893	$2,423

Depreciation and amortization expense was $0.2 million, $0.2 million, $0.7 million, and $0.5 million for the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and 2014, respectively

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Payroll and related	$2,100	$1,119
Clinical research and development	1,027	742
Legal and accounting fees	616	299
Other	275	171
Total accrued liabilities	$4,018	$2,331

6. Commitments and Contingencies

Purchase Commitments

The Company conducts product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. The Company has contractual arrangements with these organizations; however, these contracts are generally cancelable on 30 days notice and the obligations under these contracts are largely based on services performed.

Facility Leases

On June 29, 2012, the Company entered into a 66-month lease for approximately 12,000 square feet of office and laboratory space in South San Francisco with annual payments of approximately $0.5 million. In connection with this lease agreement, the Company also entered into a shared facilities and services agreement with Global Blood Therapeutics, Inc. (“GBT”), a co-tenant in the office building (See Note 10). In October 2014, the Company entered into a lease assignment agreement with the owner of the building and GBT to allow GBT to sublease the Company’s portion of the building beginning in March 2015. For the nine month period ended September 30, 2015, the Company recorded approximately $0.2 million of sublease income and $0.2 million of sublease expense, which is recorded in interest and other income, net in the condensed consolidated statements of operations and comprehensive loss.

On September 15, 2014, the Company entered into a five-year lease for approximately 34,400 square feet of office and laboratory space in South San Francisco. The Company may extend the lease for an additional three year term. The initial annual lease payments are $1.3 million, increasing to $1.6 million in the final year of the agreement. The lease period commenced in January 2015. The Company received a lease abatement for the first three months of the lease term, which is recorded as deferred rent and recognized over the lease term.

Rent expense was $0.1 million, and $0.4 million for the three months ended September 30, 2014, and 2015, respectively. Rent expense was $0.4 million and $1.1 million for the nine month periods ended September 30, 2014 and 2015, respectively.

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of December 31, 2014 or September 30, 2015.

Guarantees and Indemnifications

The Company enters into standard indemnification arrangements in the ordinary course of business.

Pursuant to certain of these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to the Company’s technology. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made.

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws, and agreements providing for indemnification entered into with its officers and directors. The term of the indemnification period lasts as long as an officer or director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity.

The maximum amount of potential future indemnification of directors and officers is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with its exposure and may enable it to recover a portion of any future amounts paid.

The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.

7. Stockholders’ Deficit

Common Stock Reserved for Issuance

The Company has reserved shares of common stock, on an as-if-converted basis, for issuance as follows:

	September 30, 2015	December 31, 2014
Conversion of Series A redeemable convertible preferred stock	10,408,162	10,408,162
Conversion of Series A-1 redeemable convertible preferred stock	1,814,059	1,814,059
Conversion of Series B redeemable convertible preferred stock	4,644,526	—
Options issued and outstanding	1,160,264	554,669
Options available for grant under stock option plan	348,150	312,911
Total	18,375,161	13,089,801

Redeemable Convertible Preferred Stock

The Company’s amended and restated certificate of incorporation as of September 30, 2015 authorized the Company to issue 62,235,313 shares of redeemable convertible preferred stock with a par value of $0.0001 per share, of which 38,500,000 were designated Series A redeemable convertible preferred stock, 6,666,667 were designated Series A-1 redeemable convertible preferred stock, and 17,068,646 were designated Series B redeemable convertible preferred stock. From September 2012 through December 31, 2013, the Company issued an aggregate of 19,250,000 shares of Series A redeemable convertible preferred stock for net cash proceeds of $19.2 million. In February, June and July 2014, the Company issued an aggregate of 19,000,000 shares of Series A redeemable convertible preferred stock for net cash proceeds of $19.0 million. In August 2014, the Company issued 6,666,667 shares of Series A-1 redeemable convertible preferred stock to Sanofi for net cash proceeds of $9.9 million. In April 2015, the Company issued 17,068,646 shares of Series B redeemable convertible preferred stock to new and existing stockholders in exchange for net cash proceeds of $45.8 million.

As of September 30, 2015, the outstanding redeemable convertible preferred stock was as follows (in thousands, except share data):

	Shares Authorized	Shares Issued and Outstanding	Liquidation Value	Carrying Value
Series A	38,500,000	38,250,000	$44,294	$43,715
Series A-1	6,666,667	6,666,667	10,925	10,837
Series B	17,068,646	17,068,646	47,643	47,491
Total	62,235,313	61,985,313	$102,862	$102,043

As of December 31, 2014, the outstanding redeemable convertible preferred stock was as follows (in thousands, except share data):

	Shares Authorized	Shares Issued and Outstanding	Liquidation Value	Carrying Value
Series A	38,500,000	38,250,000	$42,006	$41,359
Series A-1	6,666,667	6,666,667	10,327	10,229
Total	45,166,667	44,916,667	$52,333	$51,588

Redeemable Convertible Preferred Stock Call Option Liability

The preferred stock purchase agreements for Series A redeemable convertible preferred stock provided the investors the right to participate in future tranches of the respective series funding at a fixed price equal to the original issue price. These rights were provided concurrently with the issuance of the original preferred stock purchase agreement. These liability classified redeemable convertible preferred stock call options have been determined to be freestanding financial instruments because they are freely transferable and separately exercisable.

In connection with the Collaboration Agreement, the Company granted Sanofi the right to purchase $40.0 million of shares of redeemable convertible preferred stock at a discounted price in the future, which was determined to be a freestanding financial instrument. The Company determines the fair value of the redeemable convertible preferred stock call option liabilities using an option pricing model at each balance sheet date.

Series A Redeemable Convertible Preferred Stock Call Option Liability

On September 11, 2012, the Company sold a redeemable convertible preferred stock call option right to investors to participate in future tranches of Series A redeemable convertible preferred stock financing. As of December 31, 2012, the Company recorded an initial call option liability of $0.5 million and remeasured the call option liability immediately prior to each exercise as well as at each balance sheet date. The call option right was exercised in subsequent closings of financing from November 2012 through July 2014. During 2013, the Company remeasured the call option liability immediately before exercise and recorded $0.9 million in other income (expense) in the condensed consolidated statements of operations and comprehensive loss and reclassified the fair value of $0.2 million into preferred stock upon issuance of the Series A redeemable convertible preferred stock. In 2014, the Company remeasured the redeemable convertible preferred stock call option liability at the end of each quarter and immediately before exercise. For the year ended December 31, 2014 and nine months ended September 30, 2014, the Company recorded $15,000 and$15,000 in other income (expense) in the condensed consolidated statement of operations and comprehensive loss, respectively, and reclassified the fair value of $0.3 million into preferred stock upon issuance of the Series A redeemable convertible preferred stock. As of December 31, 2014, all closings of the Series A redeemable convertible preferred stock had been completed, and the Series A redeemable convertible preferred stock call option liability balance was zero.

Series A-1 Redeemable Convertible Preferred Stock Call Option Liability

The Company recorded an initial redeemable convertible preferred stock call option liability of $0.7 million in August 2014 upon entering into the Collaboration Agreement. The Company remeasured the redeemable convertible preferred stock call option liability to $0.3 million at December 31, 2014 For the year ended December 31, 2014 and the nine months ended September 30, 2014, the Company recorded the change in fair value of $0.4 million and $(0.5) million, respectively in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The Company remeasured the redeemable convertible preferred stock call option liability at March 31, 2015 and recorded the change in fair value of $0.3 million in other income (expense) in the condensed consolidated statements of operations and comprehensive loss reducing the balance to zero as of September 30, 2015. The Company’s obligation to issue $40.0 million additional shares of the Company’s redeemable convertible preferred stock to Sanofi at a discounted price expired upon the closing of the Series B redeemable convertible preferred stock financing in April 2015.

Dividends and Distributions

The holders of the outstanding shares of redeemable convertible preferred stock are entitled to receive, whether or not declared by the Board of Directors, a cumulative cash dividend at the rate of 8% of the original issue price per annum on each outstanding share of redeemable convertible preferred stock. The original issue price is $1.00 for Series A redeemable convertible preferred stock, $1.50 for Series A-1 redeemable convertible preferred stock and $2.695 for Series B redeemable convertible preferred stock. Such dividends shall be payable only when, as and if declared by the Board of Directors or upon a redemption or a Liquidation Event, as described below. After payment of dividends at the rate set forth above, any additional dividends declared will be distributed among all holders of the redeemable convertible preferred stock and common stock in proportion to the number of shares of common stock that would then be held by each such holder if all shares of the redeemable convertible preferred stock were converted into common stock. No dividends have been declared to date. As of September 30, 2015, the Company has recorded cumulative dividends relating to its Series A, A-1 and B redeemable convertible preferred stock of $6.0 million, $0.9 million, and $1.6 million, respectively.

Redemption

The Series B redeemable convertible preferred stock shall be redeemed by the Company at a price equal to the applicable original issue price, plus any dividends accrued but unpaid thereon, whether or not declared, in three annual installments commencing not more than 60 days after receipt by the Company of notice from the holders of a majority of the then outstanding shares of Series B redeemable convertible preferred stock at any time on or after five years from the date of issuance. The Series A and A-1 redeemable convertible preferred stock shall be redeemed by the Company at a price equal to the applicable original issue price, plus any dividends accrued but unpaid whether or not declared, in three annual installments commencing not more than 60 days after receipt by the Company of notice from the holders of a majority of the then outstanding shares of Series A and A-1 redeemable convertible preferred stock at any time on or after the later to occur of the redemption in full of the Series B redeemable convertible preferred stock and the date five years after the Series B redeemable convertible preferred stock original issuance date of April 2015.

If the Company does not have sufficient funds legally available on the redemption date to redeem all of the shares of a class of redeemable convertible preferred stock, the Company shall redeem a pro rata portion of each holder’s redeemable convertible preferred stock of that class based on the respective amounts which would otherwise be payable in respect of the shares to be redeemed if the available funds were sufficient to redeem all such shares, and shall redeem such remaining shares as soon as practicable after the Company has funds legally available there for. The redemption of the Series A and A-1 redeemable convertible preferred stock may only happen following the redemption in full of the Series B redeemable convertible preferred stock, and the redemption of the Series A and A-1 redeemable convertible preferred stock occur on a pari passu basis.

Accretion of Redeemable Convertible Preferred Stock

The Company recorded the Series A, A-1 and B redeemable convertible preferred stock at fair value on the dates of issuance, net of offering costs and the allocation of the fair value of the convertible preferred stock tranche liability. The Series B redeemable convertible preferred stock shares were originally issued with a contingent redemption which allowed the holders to redeem their shares in three annual installments upon the vote of a majority of the then outstanding shares of Series B redeemable convertible preferred stock at any time after five years of the Series B redeemable convertible preferred stock original issuance date in April 2015. The Series A and A-1 redeemable convertible preferred stock is redeemable in three annual installments on or after the later to occur of the redemption in full of the Series B redeemable convertible preferred stock and the date five years after the Series B redeemable convertible preferred stock original issuance date. Accordingly, the Company is accreting the Series A, A-1 and B redeemable convertible preferred stock for the change in the redemption value with the change recorded to accumulated deficit at the end of each reporting period. The Company is using the straight line method over the accretion periods, which results in approximately the same amounts as the effective interest rate method. The Company has accreted $30,000, and $26,000 for the three months ended September 30, 2014 and 2015, respectively and $0.1 million and $0.1 million during the nine months ended September 30, 2014 and 2015, respectively.

Liquidation Rights

Upon any voluntary or involuntary liquidation, dissolution, or winding up of the Company, any merger or consolidation following which the stockholders of the Company do not hold a majority, by voting power, of the capital stock of the surviving or successor entity (or its parent), or any sale or other disposition of all or substantially all of the Company’s assets (a “Liquidation Event”), before any distribution or payment shall be made to the holders of common stock, the holders of Series A, A-1 and B redeemable convertible preferred stock shall be entitled to be paid out of assets legally available for distribution, an amount equal to the original purchase price of the applicable series of redeemable convertible preferred stock plus all accrued but unpaid dividends. After payments of the full liquidation preferences of the Series B redeemable convertible preferred stock, the remaining assets of the Company available for distribution to stockholders will be distributed among and paid ratably to the holders of Series A and A-1 redeemable convertible preferred stock. After payments of the full liquidation preferences of the Series A and A-1 redeemable convertible preferred stock, the remaining assets of the Company available for distribution to stockholders will be distributed among and paid ratably to the holders of common stock in proportion to the number of shares held by them.

Conversion

Each series of redeemable convertible preferred stock is convertible at the option of the holder at any time into fully paid, nonassessable shares of common stock. The number of shares of common stock to which a holder is entitled upon conversion shall be the product obtained by multiplying the preferred conversion rate (determined by dividing the original issue price by the applicable preferred stock conversion price) by the number of shares being converted. The per share conversion price of the Series A, A-1 and B redeemable convertible preferred stock was initially $1.00, $1.50 and $2.695, respectively, and is subject to adjustment in connection with certain dilutive issuances, stock splits, combinations, dividends, distributions, recapitalizations and the like. Each share of redeemable convertible preferred stock automatically converts into common stock upon the closing of the sale of shares of Company common stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, provided that such offering results in at least $30.0 million of gross proceeds, after deducting the underwriting’ discount and commissions, to the Company and following such offering such shares are listed on a NASDAQ exchange, the New York Stock Exchange or another internationally recognized stock exchange (a “Qualified IPO”). In addition, each share of Series B redeemable convertible preferred stock shall automatically be converted into common stock at any time upon the affirmative election of the holders of at least a majority of the outstanding shares of Series B redeemable convertible preferred stock, and each share of Series A and A-1 convertible preferred stock shall automatically be converted into common stock at any time upon the affirmative election of the holders of at least a majority of the outstanding shares of Series A and A-1 redeemable convertible preferred stock voting together. As of September 30, 2015, each series of the Company’s redeemable convertible preferred stock is convertible into common stock on a 3.675:1 basis.

Voting Rights

The holders of each share of convertible preferred stock have one vote for each share of common stock into which such convertible preferred stock may be converted.

8. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to options granted to employees and consultants for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$29	$12	$79	$23
General and administrative	113	14	167	40
Total	$142	$26	$246	$63

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net loss	$(5,462)	$(3,841)	$(15,037)	$(14,438)
Cumulative dividends on redeemable convertible preferred stock	(1,900)	(858)	(4,530)	(1,891)
Accretion of redeemable convertible preferred stock to redemption value	(26)	(30)	(88)	(126)
Net loss attributable to common stockholders, basic and diluted	$(7,388)	$(4,729)	$(19,655)	$(16,455)
Denominator
Weighted average shares outstanding	3,923,228	3,434,972	3,846,864	3,305,970
Less: weighted average shares subject to repurchase	(1,268,863)	(1,728,131)	(1,382,988)	(1,674,136)
Weighted average shares used to compute basic and diluted net loss per share	2,654,365	1,706,841	2,463,876	1,631,834
Net loss per share attributable to common stockholders: Basic and diluted	$(2.78)	$(2.77)	$(7.98)	$(10.08)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	September 30,
	2015	2014
Redeemable convertible preferred stock	16,866,747	12,222,221
Common stock subject to repurchase	1,200,946	1,776,917
Stock options to purchase common stock	1,160,264	331,950

10. Related Party Transactions

In September 2012, the Company began receiving consulting and management services pursuant to an unwritten agreement with Third Rock Ventures, which owned 85% of the Company’s redeemable convertible preferred stock outstanding at December 31, 2014. The consulting fees were incurred in the ordinary course of business, and were $19,000 and $49,000 for the three months ended September 30, 2015 and 2014, respectively and $71,000 and $247,000 for the nine months ended September 30, 2015 and 2014, respectively.  As of December 31, 2014 and September 30, 2015, the Company had an outstanding liability to Third Rock Ventures of $33,000 and $17,000, respectively.

Effective July 29, 2013, the Company entered into a shared facilities and services agreement with GBT, a company that was majority-owned by Third Rock Ventures as of such date. In connection with that agreement, the Company reimbursed GBT for shared facilities and equipment of the Company’s former corporate headquarters location. During three months ended September 30, 2015 and 2014, the Company reimbursed expenses and equipment of $0 and $37,000, respectively, and $41,000 and $197,000 during the nine months ended September 30, 2015 and 2014, respectively to GBT. As of December 31, 2014 and September 30, 2015, the Company had an outstanding liability to GBT of $24,000 and zero, respectively. In October 2014, the Company entered into a lease assignment agreement with the owner of the former headquarters building and GBT to allow GBT to sublease the Company’s portion of the office after the Company relocated to its new corporate headquarters.

11.  Subsequent Events

2015 Stock Option and Incentive Plan and 2015 Employee Stock Purchase Plan

In October 2015, the Company’s Board of Directors and stockholders adopted the 2015 Stock Option and Incentive Plan (the “2015 Plan”) and the 2015 Employee Stock Purchase Plan. Under the 2015 Plan, 1,650,000 shares of common stock are initially reserved for issuance, as of the pricing of the Company’s initial public offering. The number of shares initially reserved for issuance under the 2015 Plan will be increased by (i) the number of shares represented by awards outstanding under the Company’s 2012

Equity Incentive Plan that are forfeited or lapse unexercised and which following the pricing date are not issued under the 2012 Plan, and (ii) an annual increase on January 1 of each year beginning on January 1, 2017. A total of 255,000 shares of common stock are initially reserved for future issuance under the 2015 Employee Stock Purchase Plan, subject to an annual increase on January 1 of each year beginning on January 1, 2017.

Initial Public Offering

On November 3, 2015, the Company completed the IPO of its common stock, which resulted in the sale of 6,253,125 shares, which included the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $10.00 per share. The Company received net proceeds from the IPO of approximately $55.7 million, after deducting underwriting discounts and commissions and estimated offering costs. Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our prospectus dated October 28, 2015, filed with the U.S. Securities and Exchange Commission (SEC) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”).

Special note regarding forward-looking statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a clinical stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. Our initial focus is on the treatment of heritable cardiomyopathies, a group of rare, genetically-driven forms of heart failure that result from biomechanical defects in cardiac muscle contraction. We have used our precision medicine platform to generate an initial pipeline of four therapeutic programs for the chronic treatment of the two most common forms of heritable cardiomyopathy—hypertrophic cardiomyopathy, or HCM, and dilated cardiomyopathy, or DCM. We have discovered and advanced our lead product candidate, MYK-461, into Phase 1 clinical development. In our first Phase 1 clinical trial, we have demonstrated proof of mechanism, or the ability of MYK-461 to reduce cardiac muscle contraction, an important biomarker of disease. We intend to expand our approach to deliver treatments with disease-modifying potential for patients with other forms of genetically-driven heart failure.

Financial Overview

We have not generated net income from operations, and, as of September 30, 2015, we had an accumulated deficit of $56.2 million, primarily as a result of research and development and general and administrative expenses.

To date, all of our revenue has been derived from non-refundable payments under our license and collaboration agreement we entered into with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., in August 2014, which we refer to as the Collaboration Agreement, and we have not yet generated any revenue from product sales. We have never been profitable and have incurred net losses in each year since commencement of our operations. We expect to incur significant and increasing losses from operations for the foreseeable future, and we can provide no assurance that we will ever generate significant revenue or profits.

Through September 30, 2015, we have financed our operations through private placements of redeemable convertible preferred stock and payments received under the Collaboration Agreement. In April 2015, we received net proceeds of $45.8 million from the sale of shares of our Series B redeemable convertible preferred stock. As of September 30, 2015, we had cash of $64.5 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months.  In November 2015, we completed our IPO, and received approximately $55.7 million in net proceeds, after deducting underwriting discounts and commissions and estimated offering costs.

We have no manufacturing facilities, and all of our manufacturing activities are contracted out to a third party. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and trials. We do not yet have a sales organization.

We expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform and the discovery, development and potential commercialization of MYK-461, our lead product candidate, and additional product candidates that we intend to pursue. Specifically, we expect to continue to incur substantial expenses in connection with our existing Phase 1 clinical trials and any Phase 2 and Phase 3 clinical trials that we may conduct for MYK-461. We will need substantial additional funding to support our operating activities as we advance MYK-461 and other potential product candidates through clinicaldevelopment, seek regulatory approval and prepare for, and if approved, proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all.

License and Collaboration Agreement with Sanofi

In August 2014, we entered into the Collaboration Agreement with Aventis, Inc., a wholly-owned subsidiary of Sanofi S.A., that covers three main research programs: our first program in HCM (referred to as MYK- 461 or HCM-1), a second program in HCM (referred to as HCM-2) and our first program in DCM (referred to as DCM-1). For purposes of this presentation, we refer to Sanofi as our co-party to the Collaboration Agreement.

Under the Collaboration Agreement, we are responsible for conducting research and development activities through early human efficacy studies, except for specified research activities to be conducted by Sanofi. Thereafter, we will lead worldwide development and U.S. commercial activities for the MYK-461 and HCM-2 programs, Sanofi will lead global development and commercial activities for DCM-1 and Sanofi will lead commercial activities for the MYK-461 and HCM-2 programs where it has ex-U.S. commercialization rights. Sanofi also has the option to co-promote the MYK-461 and HCM-2 programs in the United States only in the event of a potential expanded cardiovascular disease indication outside of the genetically targeted indications for MYK-461 and HCM-2. We have co-commercialization rights to DCM-1 in the United States, at our option.

We are entitled to receive tiered royalties beginning in the mid-single digits to the mid-teens on net sales of certain HCM and DCM finished products outside the United States and on net sales of certain DCM finished products in the United States. Sanofi is eligible to receive tiered royalties beginning in the mid-single digits to the low teens on our net sales of certain HCM finished products in the United States.

Under the Collaboration Agreement, Sanofi also agreed to provide up to $200.0 million in upfront and milestone payments, equity investments and research and development support. To date, of such amount, we have received from Sanofi an initial non-refundable upfront cash payment of $35.0 million and equity investments of $10.0 million in exchange for Series A-1 redeemable convertible preferred stock and $5.0 million in exchange for Series B redeemable convertible preferred stock. The total payments we were originally eligible to receive also include a $45.0 million continuation payment, a $25.0 million milestone payment, $45.0 million of approved in-kind research and clinical activities and an obligation to purchase an additional $40.0 million of our capital stock if Sanofi provides notice of its intent to continue the collaboration prior to December 31, 2016. Under the Collaboration Agreement, Sanofi’s obligation to purchase the additional $40.0 million of our capital stock (which was reduced by $5.0 million in connection with Sanofi’s purchase of the Series B redeemable convertible preferred stock in April 2015) terminates in connection with certain financing events, including consummation of an initial public offering. Sanofi purchased 900,000 shares of common stock for gross proceeds of $9.0 million in November 2015 in connection with our initial public offering, and the remaining obligation expired upon the closing of the IPO.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements.

Components of Results of Operations

Revenue

We may generate revenue from collaboration and license agreements for the development and commercialization of products. Collaboration and license agreements may include non-refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products.

We recognize revenue when all four of the following criteria have been met:

(i)	collectability is reasonably assured,
(ii)	delivery has occurred or services have been rendered,
(iii)	persuasive evidence of an arrangement exists, and
(iv)	the fee is fixed or determinable.

Revenue under collaboration and license arrangements is recognized based on performance requirements of the contract. Collectability is assessed based on evaluation of payment criteria as stated in the contract as well as the creditworthiness of the collaboration partner. Determination of whether delivery has occurred or services rendered are based on management’s evaluation of the performance obligations as stated in the contract and progress made against those obligations. Evidence of an arrangement is deemed to exist upon execution of the contract. Fees are considered fixed and determinable when the amount payable to us is no longer subject to any acceptance, refund rights or other contingencies that would alter the fixed nature of the fees charged for the deliverables.

License and collaboration agreements may contain multiple elements as evaluated under Accounting Standards Codification (ASC) 605-25, Revenue Recognition—Multiple-Element Arrangements, including agreements to provide research and development services, and manufacturing and commercialization services, grants of licenses to intellectual property rights and know-how, as well as participation in development and/or commercialization committees. Each deliverable under the agreement is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has standalone value to the customer. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the following hierarchy: (i) vendor-specific objective evidence of the fair value of the deliverable, if it exists; (ii) third-party evidence of selling price, if vendor-specific objective evidence is not available or (iii) the best estimate of selling price if neither vendor-specific objective evidence or third-party evidence is available.

Upfront payments for licenses are evaluated to determine if the licensee can obtain standalone value from the license separate from the value of the research and development services and other deliverables in the arrangement to be provided by us. The assessment of multiple-element arrangements also requires judgment in order to determine the allocation of revenue to each deliverable and the appropriate period of time over which the revenue should be recognized. If we determine that the license does not have standalone value separate from the research and development services, the license and the services are combined as one unit of accounting and upfront payments are recorded initially as deferred revenue in the balance sheet. Revenue is then recognized on a straight-line basis over an estimated performance period that is consistent with the term of performance obligations, unless the Company determines there is a discernible pattern of performance other than straight-line, in which case the Company uses a proportionate performance method to recognize the revenue over the estimated performance period. If the license is determined to have standalone value, then the allocated consideration is recorded as revenue when the license or is delivered.

License and collaboration agreements may also contain milestone payments that become due upon the achievement of certain milestones. We apply ASC 605-28, Revenue Recognition—Milestone Method. Under the milestone method, payments that are contingent upon achievement of a substantive milestone are recognized in the period in which the milestone is achieved. Milestones are defined as an event that can only be achieved based on our performance, and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones subject to this guidance. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate our performance to achieve the milestone.

Preclinical Study and Clinical Trial Accruals

Our preclinical study and clinical trial accruals are a component of research and development expenses, and based on patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf.

We estimate preclinical study and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. We estimate these expenses based on discussions with internal clinical management personnel and external service providers as to the progress or stage of completion of trials or services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. To date, there have been no material differences from our accrued preclinical study and clinical trial expenses to our actual preclinical and clinical expenses. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

Operating Expenses

Our operating expenses consist of research and development, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, and stock-based compensation. We expect operating expenses to increase in absolute dollars, as we continue to invest to grow our business.

Research and Development. Research and development, or R&D, costs are expensed as incurred. Our internal R&D expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation expenses for our R&D employees. R&D expense also includes costs associated with clinical trial programs and regulatory activities, contractors and consultants, equipment and software to support our development, facilities and information technology. We expect research and development expenses to increase in absolute dollars as we continue to conduct additional clinical studies. Our R&D expenses may fluctuate from period to period due to the timing and extent of our R&D and clinical trial expenses.

General and Administrative. General and administrative, or G&A, expenses consist primarily of personnel costs, including salary, employee benefits and stock-based compensation expenses for our administrative personnel that support our general operations such as information technology, executive management, financial accounting, customer services and human resources personnel. G&A expense also includes costs attributable to travel, intellectual property and other legal fees, financial audit fees, insurance, fees for other consulting services, depreciation and facilities.  We expect G&A expenses to significantly increase as we increase our headcount and expand our facility and information technology to support our operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer insurance premiums and investor relations costs associated with being a public company.

Other Income (Expense), Net

Other income (expense), net consists primarily of the effect of changes in the fair value of our preferred stock call option liability, net in prior periods.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2015 and 2014

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)
	(in thousands)
Collaboration and license revenue	$3,550	$2,366	$1,184
Operating expenses:
Research and development	6,672	4,428	2,244
General and administrative	2,300	1,327	973
Loss from operations	(5,422)	(3,389)	(2,033)
Interest and other income (expense), net	(40)	—	(40)
Change in fair value of redeemable convertible preferred stock call option liability	—	(452)	452
Net loss and comprehensive loss	$(5,462)	$(3,841)	$(1,621)

Collaboration and License Revenue

Collaboration and license revenue increased by $1.2 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The entire amount of the increase was attributable to revenue we recognized from the initial upfront payment of $35.0 million under the Collaboration Agreement with Sanofi we entered into in August 2014.

Research and Development Expenses

Research and development expenses increased $2.2 million, or 51%, from $4.4 million for the three months ended September 30, 2014 to $6.7 million for the three months ended September 30, 2015. The increase in research and development expenses was primarily due to an increase in clinical trial and manufacturing expenses of $1.5 million for our Phase 1 clinical trial, and an increase in personnel expenses of $0.4 million as a result of an increase in our employee headcount. For the periods presented, substantially all of our research and development expenses related to MYK-461 and our other preclinical drug candidates.

We expect research and development expenses to increase in future periods as we continue the development of our lead product candidate, MYK-461, in clinical trials as well as preclinical and subsequent clinical activities for our HCM-2 and DCM-1 programs. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

General and Administrative Expenses

General and administrative expenses increased $1.0 million, or 73%, from $1.3 million for the three months ended September 30, 2014 to $2.3 million for the three months ended September 30, 2015. The increase in general and administrative expenses was primarily due to increases in personnel expenses of $0.7 million, facilities and office related expenses of $0.3 million, as we expanded our operations.

We expect general and administrative expenses to continue to increase in future periods, reflecting both the increased costs in connection with the future commercialization of MYK-461, as well as an expanded infrastructure and increased professional fees associated with being a public company.

Interest and Other Income (Expense), Net

Other expense was zero and $(40,000) for the three months ended September 30, 2014 and 2015, respectively. Other expense of $40,000 for the three months ended September 30, 2015 was related to the forgiveness of an outstanding note receivable.

Change in Fair Value of Redeemable Convertible Preferred Stock Call Option Liability

The change in fair value of redeemable convertible preferred stock call option liability changed from an expense of $452,000 during the three months ended September 30, 2014 to zero for the three months ended September 30, 2015. The change resulted from recording an expense related to the increase in the fair value of the redeemable convertible preferred stock call option liability during the three months ended June 30, 2014, which expired at the final tranche closing of the Series A redeemable convertible preferred stock in July 2014.

Comparison of the Nine-Month Periods Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Collaboration and license revenue	$10,649	$2,366	$8,283
Operating expenses:
Research and development	20,017	13,202	6,815
General and administrative	5,961	3,129	2,832
Loss from operations	(15,329)	(13,965)	(1,364)
Interest and other income (expense), net	(22)	—	(22)
Change in fair value of redeemable convertible preferred stock call option liability	314	(473)	787
Net loss	$(15,037)	$(14,438)	$(599)

Collaboration and License Revenue

Collaboration and license revenue increased by $8.3 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The entire amount of the increase was attributable to revenue we recognized from the initial upfront payment of $35.0 million under the Collaboration Agreement with Sanofi we entered into in August 2014.

Research and Development Expenses

Research and development expenses increased $6.8 million, or 52%, from $13.2 million for the nine months ended September 30, 2014 to $20.0 million for the nine months ended September 30, 2015. The increase in research and development expenses was primarily due to an increase in clinical trial expenses of $4.9 million for our Phase 1 clinical trial, and an increase in personnel expenses of $2.0 million as a result of an increase in our employee headcount. For the periods presented, substantially all of our research and development expenses related to MYK-461 and our other preclinical drug candidates.

General and Administrative Expenses

General and administrative expenses increased $2.8 million, or 91%, from $3.1 million for the nine months ended September 30, 2014 to $6.0 million for the nine months ended September 30, 2015. The increase in general and administrative expenses was primarily due to increases in personnel expenses of $1.8 million, and facilities related expenses of $0.5 million as we expanded our operations.

Interest and Other Income (Expense), Net

Other expense was zero and $22,000 for the nine months ended September 30, 2014 and 2015, respectively.  Other expense for the nine months ended September 30, 2015 was related to the forgiveness of an outstanding note receivable, offset by income received related to the sale of equipment and furniture.

Change in Fair Value of Redeemable Convertible Preferred Stock Call Option Liability

The change in fair value of redeemable convertible preferred stock call option liability changed from an expense of $473,000 during the nine months ended September 30, 2014 to a gain of $0.3 million for the nine months ended September 30, 2015. The change resulted from recording an expense related to the increase in the fair value of the redeemable convertible preferred stock call option liability during the nine months ended September 30, 2014, whereas during the nine months ended September 30, 2015 the redeemable convertible preferred stock call option liability declined in value resulting in the recording of a gain.

Liquidity and Capital Resources

Since our inception through September 30, 2015, we have financed our operations primarily through private placements of our equity securities and payments received in connection with the Collaboration Agreement. During 2014, we received net proceeds of $28.9 million from the sale of Series A and Series A-1 redeemable convertible preferred stock and, in August 2014, we received an upfront payment of $35.0 million from Sanofi in connection with the entry into the Collaboration Agreement. In April 2015, we received net proceeds of $45.8 million from the sale of Series B redeemable convertible preferred stock and as of September 30, 2015, we had cash of $64.5 million. In November 2015, we completed our IPO, and received approximately $55.7 million in net proceeds, after deducting underwriting discounts and commissions and estimated offering costs.

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize MYK-461 or other product candidates.

We expect that our existing cash will provide sufficient funds to sustain operations through at least the next 12 months based on our existing business plan. However, we expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform and the discovery, development and potential commercialization of MYK-461 and any additional product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our Phase 1 clinical trials for MYK-461 and any Phase 2 or Phase 3 clinical trials that we may conduct. Furthermore, if our Phase 1 and potential Phase 2 and 3 clinical trials are successful, or our other product candidates enter clinical trials or the discovery stage, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

We will continue to require additional financing to develop our product candidates and fund operations for the foreseeable future through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress and the cost of our clinical trials of MYK-461;
•	the number of product candidates that we intend to develop using our precision medicine platform;
•	the costs of research and preclinical studies to support the advancement of other product candidates into clinical development;
•

the timing of, and costs involved in, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we current expect;

•	our ability to receive funding under our collaboration with Sanofi, and the timing of receipt of any such funding;
•	the costs of preparing to manufacture MYK-461 on a larger scale;
•	the costs of commercialization activities if MYK-461 or any future product candidate is approved, including the formation of a sales force;
•	the degree and rate of market acceptance of any products launched by us or our partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need and ability to hire additional personnel;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

We may seek funds through borrowings or additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others technologies, product candidates or programs that we would prefer to develop and commercialize ourselves.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Month Periods Ended September 30,
	2015	2014
	(in thousands)
Cash Flows from Continuing Operations:
Net cash provided by (used in) operating activities	$(23,177)	$19,801
Net cash used in investing activities	(1,180)	(842)
Net cash provided by financing activities	45,254	29,038
Net increase in cash	$20,897	$47,997

Cash Used in Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2015 was primarily due to the net loss for the period, and was also affected by changes in operating assets and liabilities, including a decrease of $10.6 million in deferred revenue, offset by an increase in accounts payable, accrued liabilities and other long-term liabilities of $2.0 million.

Net cash provided by operating activities for the nine months ended September 30, 2014 was $19.8 million, and was primarily due to the net loss for the period, and was also affected by changes in operating assets and liabilities, including increases in deferred revenue of $31.9 million.

Cash Used in Investing Activities

Cash used in investing activities for all periods presented consisted primarily of investment in equipment. During the nine months ended September 30, 2014, we also had an increase in restricted cash due to requirements under lease obligations of $0.3 million.

Cash Provided by Financing Activities

Cash provided by financing activities was $45.3 million for the nine months ended September 30, 2015, compared to $29.0 million in the nine months ended September 30, 2014. Cash provided by financing activities in the nine months ended September 30, 2015 consisted primarily of $45.8 million in net proceeds from the issuance of Series B-1 redeemable convertible preferred stock and $0.4 million from the exercise of common stock options, offset by payments of $0.9 million in deferred offering costs. Cash provided by financing activities in the nine months ended September 30, 2014 consisted of $28.9 million in net proceeds from the issuance of Series A and A-1 redeemable convertible preferred stock and $0.1 million of funds received as a result of common stock option exercises.

As of September 30, 2015, we had cash and cash equivalents of approximately $64.5 million. We believe that our cash resources are sufficient to meet our cash needs for at least the next 12 months.

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of our business to our contractual obligations during the nine months ended September 30, 2015, as compared to those disclosed in our Prospectus.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Jumpstart Our Business Startups Act of 2012

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2015, we had cash of $64.5 million, consisting of interest-bearing money market accounts, which would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities of our cash and the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash. In addition, we have payments due to one Australian vendor in foreign currency. A significant movement in the Australian dollar may have a material impact on our financial position in the future.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Vice President, Corporate Controller, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Vice President, Corporate Controller have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and notes thereto, as well as our other public filings, before you invest in our common stock. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a very early-stage company. We were incorporated and commenced operations in June 2012. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, creating and expanding on our precision medicine platform, identifying potential product candidates and undertaking preclinical studies and commencing Phase 1 clinical trials for our most advanced product candidate, MYK-461. We have not yet demonstrated our ability to successfully complete the clinical development of a product candidate, including the completion of any clinical trials designed to show the efficacy of a product candidate, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting larger scale clinical development and commercial activities. If we are not successful in such a transition, our business, results and financial condition will be harmed.

We have a history of significant losses and may not achieve or sustain profitability and, as a result, you may lose all or part of your investment.

Our lead product candidate, MYK-461, is in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of any product candidates. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our net loss for the years ended December 31, 2013 and 2014 was $12.7 million and $16.8 million, respectively. As of September 30, 2015, we had an accumulated deficit of $56.2 million. We expect to incur increasing losses for several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We have never generated any revenue from product sales and may never be profitable.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenue from product sales depends heavily on our success in:

•	completing research and preclinical and clinical development of our product candidates;
•	seeking and obtaining regulatory approvals to market product candidates for which we complete clinical trials;
•	developing a sustainable, scalable, reproducible and transferable manufacturing process for our product candidates;

•

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products and services to support clinical development and the market demand, if any, for our product candidates, if approved;

•

launching and commercializing product candidates for which we obtain regulatory approval, either through a collaboration or, if launched independently, by establishing a sales force, marketing and distribution infrastructure;

•	obtaining market acceptance of our product candidates and the use of precision medicine as a viable treatment option for cardiovascular diseases;
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed;
•	identifying and validating new product candidates from our platform;
•	maintaining our existing collaboration agreement with Sanofi and negotiating favorable terms in any new collaboration, licensing or other arrangements into which we may enter;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	attracting, hiring and retaining qualified personnel who are suitable to our culture and mission.

Even if one or more of the product candidates that we are developing is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies, domestic or foreign, to perform clinical trials and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently advancing MYK-461, our lead product candidate, through clinical development, and conducting preclinical discovery and development activities in our other programs. Drug development is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical trials.

As of September 30, 2015, our cash was $64.5 million. In November 2015, we sold 6,253,125 shares of common stock in an initial public offering, the net proceeds of which totaled approximately $55.7 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use our cash and cash equivalents to fund the clinical development of MYK-461 through the completion of Phase 2 clinical trials, the advancement of our ongoing preclinical, discovery and research programs and the expansion of our platform, including SHaRe, as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, MYK-461 and our other product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

•	the rate of progress and the cost of our clinical trials of MYK-461;
•	the number of product candidates that we intend to develop using our precision medicine platform;
•	the costs of research and preclinical studies to support the advancement of other product candidates into clinical development;
•

the timing of, and costs involved in, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we current expect;

•	our ability to receive funding under our collaboration with Sanofi, and the timing of receipt of any such funding;
•	the costs of preparing to manufacture MYK-461 on a larger scale;
•	the costs of commercialization activities if MYK-461 or any future product candidate is approved, including the formation of a sales force;
•	the degree and rate of market acceptance of any products launched by us or our partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need and ability to hire additional personnel;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at a different stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Precision Medicine Platform and the Discovery and Development of Our Product Candidates

The precision medicine approach we are taking to discover and develop drugs for heritable cardiovascular diseases is novel and may never lead to marketable products.

We have concentrated our therapeutic product research and development efforts on the application of precision medicine to the treatment of heritable cardiovascular diseases, and our future success depends on the successful development of products based on our precision medicine platform and the continued development of this platform. We believe we are the first company to apply precision medicine to the treatment of cardiovascular disease, and neither we nor any other company has received regulatory approval to market therapeutics specifically targeting any form of heritable cardiomyopathy. The scientific discoveries that form the basis for our efforts to discover and develop product candidates are novel, and the scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. If we do not successfully develop and commercialize product candidates based upon our technological approach, we will not become profitable and the value of our common stock may decline.

Further, our focus solely on precision medicine for the development of drugs for heritable cardiomyopathies as opposed to multiple, more proven technologies for drug development increases the risks associated with the ownership of our common stock. If we are not successful in developing any product candidates using our precision medicine platform, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to identify and implement successfully an alternative product development strategy, which would materially and adversely affect our business, financial condition and results of operations.

We depend heavily on the success of MYK-461, our lead product candidate. Other than MYK-461, all of our other programs are in discovery or preclinical development. Preclinical testing and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification of our lead product candidate, MYK-461, for the treatment of hypertrophic cardiomyopathy, or HCM. We are currently evaluating MYK-461 in early-stage clinical trials for HCM, and if MYK-461 fails to demonstrate safety or efficacy to the satisfaction of the FDA or other comparable regulatory authorities, we will need to identify other product candidates or target indications, or both, for clinical development. All of our other programs are still in discovery or preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of MYK-461 or other product candidates that we may identify from our precision medicine platform.

The success of MYK-461 and any other product candidates that we discover and develop will depend on many factors, including the following:

•	successful enrollment in, and completion of, clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our medicines;
•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of our products following approval;
•	enforcing and defending intellectual property rights and claims; and
•	achieving desirable medicinal properties for the intended indications.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

Preclinical and clinical drug development involves a lengthy and expensive process with an uncertain outcome, and observations and results from earlier studies and trials may not be applicable or predictive in future clinical trials.

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical development or clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, although our preclinical observations and data from our Phase 1 single ascending dose clinical trial of MYK-461 in healthy volunteers support our hypothesis that MYK-461 has the potential to reduce cardiac muscle contractility and our belief that the results of that Phase 1 clinical trial have demonstrated proof of mechanism, we have not completed clinical trials of MYK-461 in larger populations, including patients with HCM. In addition, our precision medicine platform is based on a translational medicine approach. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, although MYK-461 has been observed to reduce cardiac contractility as measured by certain established biomarkers in our first Phase 1 clinical trial, the predictive value of these biomarkers in HCM patients may prove to be less than anticipated in subsequent, larger clinical trials. The initial clinical data from our Phase 1 clinical trials of MYK-461 are preliminary in nature, based on limited doses and a small sample size, and the clinical development of MYK-461 is not complete. Early positive data may not be repeated or observed in ongoing or future trials involving our product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials, particularly in the field of cardiovascular medicine. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

We may not be successful in our efforts to identify or discover potential product candidates.

The success of our business depends primarily upon our ability to identify, develop and commercialize therapeutics for the treatment of genetic cardiovascular diseases based on our precision medicine approach. A key element of our strategy is to use our precision medicine platform to identify and study compounds that can be used to correct or offset the abnormal contraction caused by HCM and dilated cardiomyopathy, or DCM. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying appropriate biomarkers or potential product candidates;
•	our initial hypotheses based on our preclinical or early clinical observations may not be supported by later clinical results;
•

potential product candidates may, on further study, be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval; or

•

research programs to identify new product candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful.

If we are unable to identify suitable compounds for preclinical and clinical development, we may be forced to abandon our development efforts for a research program or programs and we will not be able to obtain product revenues in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.

We may not be able to successfully use the Sarcomeric Human Cardiomyopathy Registry, or SHaRe, to identify or recruit patients for our clinical trials or to develop targeted precision therapeutics for the treatment of heritable cardiomyopathies.

We rely, and expect to continue to rely, on genetic and clinical data gathered through SHaRe to provide us with insight into risk profiles and disease progression in heritable cardiomyopathies. Although the body of information in SHaRe is growing, we may face challenges collecting additional data through SHaRe in the future for a variety of reasons, including:

•	insufficient funding to support the research necessary to generate patient data for SHaRe;
•

our failure to maintain existing relationships and establish new relationships with clinical investigators and research institutions whose activities support SHaRe and provide us with access patient data;

•	our failure to maintain or increase interest in SHaRe within our target patient communities; and
•	third parties may generate competing databases to which we do not have access.

Additionally, the predictive value of the information generated through SHaRe to date may be limited. Although we expect to use this data to define and identify patient subgroups most likely to respond to our product candidates, our initial hypotheses regarding this data may prove to be incorrect, or our patient selection strategies based on our analysis of this data may fail to yield suitable patients for evaluation in our clinical trials or suitable indications and product candidates for clinical development.

We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Although we have clinical trials ongoing for MYK-461, and although we are planning to initiate clinical trials for additional product candidates, we may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Additionally, we believe that our precision medicine approach should eliminate the need for MYK-461 to undergo the large outcomes-based studies that are often required for cardiovascular drugs as a condition to regulatory approval by the FDA or other regulatory authorities. However, regulatory authorities may nevertheless require us to conduct additional trials or generate additional data, including potential trials studying the interaction of our product candidates with other therapeutics commonly administered in the patient populations we are seeking to treat, which would increase the time and cost of our clinical development process.

Clinical trials can be delayed for a variety of reasons, including:

•	delays in reaching a consensus with regulatory agencies on trial design;

•

delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;
•	delays in recruiting suitable patients to participate in our clinical trials;
•	imposition of a clinical hold by regulatory agencies, after an inspection of our clinical trial operations or trial sites;
•	failure by our CROs, other third parties or us to adhere to clinical trial requirements;
•

failure by us or our CROs or other third-party contractors to perform clinical trials in accordance with the FDA’s good clinical practice, or GCP, requirements or applicable regulatory guidelines in other countries;

•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	delays in having patients complete participation in a study or return for post-treatment follow-up;
•	clinical trial sites deviating from a trial protocol or dropping out of a trial;
•	clinical trial subjects failing to comply with the trial regimen or dropping out of a trial;
•	adding new clinical trial sites;
•	failure to manufacture or supply sufficient quantities of product candidates for use in clinical trials;
•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, or suspension or termination is recommended by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

If the results of our clinical trials are inconclusive or if there are safety concerns or adverse events associated with our product candidates, we may:

•	be delayed in obtaining marketing approval for our product candidates, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to changes with the way the product is administered;
•	be required to perform additional clinical trials to support approval or be subject to additional post- marketing testing requirements;
•	have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;
•	be subject to the addition of labeling statements, such as warnings or contraindications;

•	be sued; or
•	experience damage to our reputation.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing to commence and complete our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. If patients are unwilling to participate in our clinical trials because of a lack of familiarity with our approach to the treatment of cardiovascular diseases, negative publicity from adverse events in biotechnology or the fields of precision medicine or cardiovascular disease or for other reasons, including competitive clinical trials for similar patient populations, our timelines for recruiting patients, conducting clinical trials and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of our clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials in a timely manner. Patient enrollment is affected by factors including:

•	severity of the disease under investigation;
•	design of the clinical trial protocol;
•	size and nature of the patient population;
•	eligibility criteria for the clinical trial in question;
•	perceived risks and benefits of the product candidate under study in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
•	proximity and availability of clinical trial sites for prospective patients;
•	availability of competing therapies and clinical trials;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians; and
•	ability to monitor patients adequately during and after treatment.

In particular, each of the conditions in which we plan to evaluate our current product candidates is a rare genetic disorder with limited patient pools from which to draw for clinical trials. To date, the HCM and DCM patient populations have not been extensively evaluated in clinical trials. As a result, enrollment in our planned clinical trials is difficult to predict and may take longer or cost more than we anticipate.

We plan to seek initial marketing approval in the United States. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with CROs and physicians;
•	different standards for the conduct of clinical trials;
•	our inability to locate qualified local consultants, physicians and partners; and
•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business.

Any of our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval, limit the scope of any approved label or market acceptance or result in other significant negative consequences following marketing approval, if any.

Adverse events or other unintended side effects caused by our product candidates could cause us, IRBs or ethics committees, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. For example, through additional studies, we may determine that although MYK-461 has been shown to be specific to striated muscle, which includes both skeletal and cardiac muscle, and selective for cardiac muscle, it may target myosin in skeletal muscle, which could result in unintended side effects. To date, we have observed a total of nine clinical adverse events, all mild in severity, in our SAD Phase 1 clinical trial of MYK-461 in 48 healthy volunteers. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects in subjects treated with MYK-461. If the adverse events we have observed are deemed to be unacceptable or other unacceptable side effects are observed in any subsequent preclinical studies or clinical trials of our product candidates, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Any drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Further, if any of our future products, if and when approved for commercial sale, cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•

regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in the form of a REMS or provide a medication guide outlining the risks of such side effects for distribution to patients;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;
•	we may be required to change the way the product is administered or conduct additional clinical trials;
•	we could be sued and held liable for harm caused to patients; or
•	our reputation may suffer.

Any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our future products and impair our ability to generate revenues from the commercialization of these products.

Risks Related to Government Regulation

We currently do not have regulatory approval to market any of our product candidates. The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA, EMA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a New Drug Application, or NDA, or other submission or to obtain regulatory approval in the United States or elsewhere;

•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market MYK-461 or any other product candidate we may develop, which would significantly harm our business, results of operations and prospects.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a more limited indication than we expect.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our treatment candidates. If we are unable to obtain regulatory approval for our product candidates for use in the treatment of heritable cardiomyopathies, our business may suffer.

Failure to obtain marketing approval in international jurisdictions would prevent our medicines from being marketed in such jurisdictions.

In order to market and sell our products in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval in other jurisdictions. We may not be able to file for marketing approvals, and even if we do, we may not obtain necessary approvals to commercialize our medicines in any market.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to extensive and ongoing regulatory requirements and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, Current Good Manufacturing Practice, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, the holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process.

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, and adherence to commitments made in the NDA.

Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine. The FDA closely regulates the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our medicines for their approved indications, we may be subject to enforcement action for off-label marketing.

In addition, later discovery of previously unknown problems with our medicines, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on the labeling, marketing or manufacturing of the product;
•	restrictions on distribution or use of the product;
•	requirements to conduct post-marketing clinical trials or holds on ongoing or planned clinical trials;
•	warning or untitled letters;
•	withdrawal of the medicines from the market;
•	refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications that we submit;
•	mandatory or voluntary recalls;
•	fines, restitution or disgorgement of profits or revenue;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our medicines;
•	product seizure or detention; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenues.

We may seek one or more special designations from regulatory authorities for our product candidates, including Breakthrough Therapy Designation, Fast Track Designation or Orphan Drug Designation. These designations may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek one or more special designations from regulatory authorities for our product candidates, including Breakthrough Therapy Designation, Fast Track Designation or Orphan Drug Designation.

A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically important endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as breakthrough therapies by the FDA can also be eligible for accelerated approval.

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for Fast Track Designation.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to incentives such as tax advantages and user-fee waivers.

The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for a particular designation, we cannot assure you that the FDA would decide to grant it. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a particular designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification and rescind the breakthrough designation. Further, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from a clinical development program.

Risks Related to Our Reliance on Third Parties

We are substantially dependent upon our collaboration agreement with Sanofi for the development and eventual commercialization of MYK-461 and any product candidates from our HCM-2 and DCM-1 programs. If this collaboration is unsuccessful or is terminated, we may be unable to commercialize certain product candidates and we will not receive additional funding from this relationship.

We depend upon our license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., which we refer to as the Collaboration Agreement, for financial and scientific resources related to the clinical development and commercialization of product candidates under our MYK-461, HCM-2 and DCM-1 programs. While Sanofi has obligations to fund various research and development activities under the collaboration and with respect to the commercialization of product candidates in selected territories under certain programs under the Collaboration Agreement, our ability to receive funding from this relationship will depend upon the ability and willingness of Sanofi to successfully meet its responsibilities under our Collaboration Agreement and continue the collaboration. We may not receive some or all of the financial and scientific resources that we currently expect to receive under our Collaboration Agreement.

Our ability to generate additional funding from our Collaboration Agreement may be impaired by several factors including:

•	Sanofi may elect not to continue the term of our research collaboration beyond December 31, 2016;
•	Sanofi may shift its priorities and resources away from our programs due to a change in business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;
•	Sanofi may cease development and commercialization activities in therapeutic areas which are the subject of our collaboration;
•	Sanofi may change the success criteria for a particular program or potential product candidate, thereby delaying or ceasing development of such program or candidate;
•	Sanofi may exercise its rights to terminate the collaboration; or
•

a dispute may arise between us and Sanofi concerning financial obligations or the research, development or commercialization of a program or product candidate, resulting in a delay in payments or termination of a program and possibly resulting in costly litigation or arbitration which may divert management attention and resources.

Specifically, with respect to termination, the initial term of the research program under our Collaboration Agreement with Sanofi is set to end on December 31, 2018. If, however, prior to December 31, 2016 Sanofi does not provide us with notice of its intent to continue the collaboration or if Sanofi provides notice of its intent to discontinue the collaboration, the research collaboration will terminate on December 31, 2016. Additionally, at any time after December 31, 2018, Sanofi may, upon prior written notice to us, terminate the collaboration agreement for convenience in its entirety or on a region-by-region or program-by-program basis with respect to selected regions. The Collaboration Agreement is also subject to termination by either party upon a material breach by the other party, subject to a notice and cure period, or upon a bankruptcy, insolvency or similar event affecting the other party.

If our Collaboration Agreement with Sanofi is terminated, then, depending on the event:

•	the development of our product candidates subject to the collaboration agreement may be terminated or significantly delayed;
•

our cash expenditures could increase significantly if it is necessary for us to hire additional employees and allocate internal resources to the development and commercialization of product candidates that were previously funded, or expected to be funded, by Sanofi;

•	we would bear all of the risks and costs related to the further development and commercialization of product candidates that were previously the subject of the Collaboration Agreement;
•	in order to fund further development and commercialization, we may need to seek out and establish alternative strategic collaborations with third-party partners, which may not be possible; or
•

we may not be able to do so on terms which are acceptable to us, in which case it may be necessary for us to limit the size or scope of one or more of our programs or increase our expenditures and seek additional funding by other means.

Any of these events would have a material adverse effect on our results of operations and financial condition.

We expect to rely on third parties to conduct some or all aspects of our protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We do not expect to independently conduct all aspects of our protocol development, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to these items.

Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our Investigational New Drug, or IND, enabling studies and clinical trials are conducted in accordance with the study plan and protocols. We and our third-party contractors and CROs are required to comply with GCP regulations, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors or CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will be delayed in completing, or may not be able to complete, the preclinical and clinical studies required to support future IND submissions and approval of our product candidates. Any of these events could lead to clinical study delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

We contract with third parties for the manufacture of our product candidates for preclinical testing and expect to continue to do so for clinical trials and for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or medicines or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third- party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for the commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for MYK-461 for our Phase 1 clinical trials from third-party manufacturers. We do not have a long term supply agreement with the third-party manufacturers, and we purchase our required drug supply on a purchase order basis. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities;
•	reliance on the third party for regulatory compliance, quality assurance, and safety and pharmacovigilance reporting;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

The facilities used by our contract manufacturers to manufacture any of our future products must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the cGMP regulation for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Third-party manufacturers may not be able to comply with cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third- party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

Any products that we may develop may compete with our other product candidates and products and the products of third parties for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for a redundant supply of bulk drug substances. If any one of our current contract manufacturer cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or medicines may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our medicines and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize medicines and technology similar or identical to ours, and our ability to successfully commercialize our medicines and technology may be adversely affected.

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary products and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and medicines that are important to our business. To date, we do not own or have any rights to any issued patents that cover any of our proprietary technology or product candidates, and we cannot be certain that we will secure any rights to any issued patents with claims that cover any of our proprietary technology or product candidates.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

We may in the future license patent rights that are valuable to our business from third parties, in which event we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or medicines underlying such licenses. We cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. If any such licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties also apply to patent rights we own.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued, and even if issued, the patents may not meaningfully protect our technology or medicines, effectively prevent competitors and third parties from commercializing competitive technologies and medicines or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Changes in the patent laws, implementing regulations or interpretation of the patent laws in the United States and other countries may also diminish the value of our patents or narrow the scope of our patent protection.

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. For those countries where we do not have granted patents, we may not have any ability to prevent the unauthorized use or sale of our proprietary medicines and technology. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore we cannot be certain that we were the first to make the inventions claimed in our owned or any licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

Assuming the other requirements for patentability are met, prior to March 2013, in the United States, the first to make the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. Beginning in March 2013, the United States transitioned to a first inventor to file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or U.S. PTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review or interference proceedings challenging our patent rights or the patent rights of others. Participation in these proceedings can be very complex, expensive, and may divert our management’s attention from our core business. Furthermore, an adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize medicines without infringing third-party patent rights.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and medicines. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and medicines, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. With respect to our proprietary molecularly targeted small molecule drugs, we consider trade secrets and know-how to be our primary intellectual property. Trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our precision medicine platform, these trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel skilled in the art from academic to industry scientific positions.

We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the U.S. PTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.

Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. In the future, we may have ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court.

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non- enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Risks Related to Commercialization and the Market for Our Product Candidates

If the market opportunities for our product candidates are smaller than we believe they are or if we are unable to market our products to expanded patient populations, our revenues may be adversely affected and our business may suffer.

We focus our research and product development efforts on treatments for heritable cardiomyopathies, and our targeted indications are rare genetic diseases. In particular, we estimate that approximately 630,000 people in the United States have a form of HCM, and that approximately 400,000 people in the United States have a form of heritable DCM. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates derived from primary research with physicians and payors, analysis of medical journals and peer-reviewed literature, the work of third-party consultants and other publicly- or non-publicly-available data sources. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of our targeted disease indications. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products, and new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Additionally, because the target patient populations of our product candidates are small, we must be able to successfully identify patients and achieve a significant market share to achieve or maintain profitability and growth. Although we plan to use SHaRe to identify and select patients who are suitable for treatment with our products, if approved, we may not be able to identify or target a sufficient number of patients through SHaRe or our sales and marketing efforts to achieve the necessary market share.

Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current treatments such as beta blockers, non-dihydropyridine calcium channel blockers and disopyramide are well-established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;
•	the ability to offer our medicines for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	sufficient third-party coverage or reimbursement; and
•	the prevalence and severity of any side effects.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues.

We have no experience marketing or selling our product candidates. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. We may enter into collaborations with other entities to utilize their mature marketing and distribution capabilities, but we may be unable to enter into marketing agreements on favorable terms, if at all. If our future collaborations do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

The insurance coverage and reimbursement status of newly-approved products targeting small patient populations is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments, such as endothelin receptor antagonists used in the treatment of certain cardiovascular diseases. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Additionally, therapies directed at small patient populations, such as our product candidates, may be more expensive, and reimbursement options for these therapies may be more limited. If reimbursement or coverage is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products and for products whose targeted patient populations are small. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS or third-party payors will decide with respect to reimbursement and coverage for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries may put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Risk Related to Our Business and Industry

We may be subject to healthcare laws, regulation and enforcement, and our failure to comply with these laws could harm our results of operations and financial conditions.

Although we do not currently have any products on the market, if we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers and third-party payors, subject to various U.S. federal and state fraud and abuse, patient privacy laws and other healthcare regulatory laws, and to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the U.S. federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

•

the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization on covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information;

•	the U. S. Federal Food, Drug, and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•

the U. S. legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively PPACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•

analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U. S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug

•

manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

Our competitors may develop drugs that are less expensive, safer, or more effective, which may diminish or eliminate the commercial success of any drugs that we may commercialize.

Our competitors may:

•	develop drug candidates and market drugs that are less expensive or more effective than our future drugs;

•	commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates;
•	initiate or withstand substantial price competition more successfully than we can;
•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;
•	more effectively negotiate third-party licenses and strategic collaborations; and
•	take advantage of acquisition or other opportunities more readily than we can.

We will compete for market share against large pharmaceutical and biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their partners, may develop new drug candidates that will compete with ours, as these competitors may, and in certain cases do, operate larger research and development programs or have substantially greater financial resources than we do. Our competitors may also have significantly greater experience in:

•	developing product candidates;
•	undertaking preclinical testing and clinical trials;
•	building relationships with key customers and opinion-leading physicians;
•	obtaining and maintaining FDA and other regulatory approvals of product candidates;
•	formulating and manufacturing drugs; and
•	launching, marketing and selling drugs.

If our competitors market drugs that are less expensive, safer or more effective than our potential drugs, or that reach the market sooner than our potential drugs, we may not achieve commercial success. In addition, the life sciences industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change we may be unable to compete effectively. Our competitors may render our technologies obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies.

Public opinion and heightened regulatory scrutiny of precision medicine for the treatment of cardiovascular disease may impact public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

Precision medicine remains a novel technology, particularly in the field of cardiovascular disease, with no products approved to date in the United States that are specifically targeted at correcting the underlying biomechanical defects in cardiac contractility associated with HCM and DCM. Public perception may be influenced by claims that these therapies are unproven or unsafe, and our product candidates may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians, who specialize in the treatment of those diseases that our product candidates target, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity, could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States, the EU, and other foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, PPACA changes the way healthcare is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical and biotechnology industries. PPACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic agents, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. At this time, the full effect that PPACA would have on our business remains unclear.

In addition, other legislative changes have been proposed and adopted in the United States since PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. The U.S. federal government has set a goal of moving 50% of Medicare payments into these “Alternative Payment Models” by the end of 2018. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Our future success depends on our ability to retain key employees and consultants, including our scientific advisors and founders, and to attract, retain and motivate qualified personnel.

We are highly dependent on our scientific advisors and founders and the principal members of our executive team, including Tassos Gianakakos, our President and Chief Executive Officer, Jonathan C. Fox, M.D., Ph.D., our Chief Medical Officer, Joseph Lambing, Ph.D., our Senior Vice President, Nonclinical and Pharmaceutical Development, and Robert S.

McDowell, Ph.D., our Senior Vice President of Drug Discovery, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives and scientific experts in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, as well as from academic and research institutions, for individuals with similar skill sets. In addition, any failure of our programs to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or the loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of September 30, 2015, we had 54 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Our anticipated international operations may expose us to business, regulatory, political, operational, financial, pricing and reimbursement and economic risks associated with doing business outside of the United States.

We have a wholly-owned Australian subsidiary through which we plan to conduct clinical trials in Australia. Our business strategy also contemplates potential additional international operations as we seek to continue the development of MYK-461 and other product candidates that we have or may identify, seek regulatory approval for our product candidates, and commercialize any product candidates that are approved outside the United States. If any product candidates for which we have retained worldwide commercial rights are approved, we may hire sales representatives and conduct physician and patient group outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

•

multiple, conflicting, and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;

•	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
•	complexities and difficulties in obtaining protection for and enforcing our intellectual property rights;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
•	limits in our ability to penetrate international markets;
•	financial risks, such as exposure to foreign currency exchange rate fluctuations and their impact on payments required in local currency;
•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;
•	certain expenses including, among others, expenses for travel, translation, and insurance; and
•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our results of operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our employees, independent contractors, principal investigators, CROs, consultants, vendors and collaboration partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants, vendors and collaboration partners may engage in fraudulent conduct or other illegal activities. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (i) the regulations of the FDA, EMA and other regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad; or (iv) laws that require the reporting of true, complete and accurate financial information and data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including, our ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for our product candidates. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any medicines that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any medicines that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or medicines that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue; and
•	the inability to commercialize MYK-461 or any other product candidates that we may develop.

Although we maintain product liability insurance, including coverage for clinical trials that we sponsor, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as we commence additional clinical trials and if we successfully commercialize any product candidates. The market for insurance coverage is increasingly expensive, and the costs of insurance coverage will increase as our clinical programs increase in size. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our operations.

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and experience delays or disruptions to various aspects of our operations, including our financial reporting and the development of our product candidates.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. While we have determined that an ownership change occurred in April 2015 in connection with our Series B redeemable convertible preferred stock financing, we do not believe that this ownership change will result in the expiration of any of our existing NOLs prior to utilization. Our other prior equity offerings, as well as our IPO and other changes in our stock ownership may have resulted in other ownership changes. In addition, we have experienced an ownership change as a result of our initial public offering and may experience subsequent shifts in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risk Related to Our Common Stock

The market price of our common stock may be highly volatile.

The market price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;
•	reports of adverse events in other products for the treatment of cardiovascular diseases or clinical trials of such products;
•	a decision by Sanofi to terminate or cease moving forward with the Collaboration Agreement;
•	inability to obtain additional funding;
•	any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
•	failure to develop successfully and commercialize our product candidates;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaborators to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public or to the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

In addition, companies trading in the stock market in general, and The NASDAQ Global Select Market, or NASDAQ, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. The lock-up agreements pertaining to our initial public offering, including those lock-up agreements signed by participants in the directed share program, which provided for the sale of up to 5% of the shares of common stock offered in our initial public offering, will expire on April 26, 2016 (subject to extension upon the occurrence of specified events).

In addition, as of September 30, 2015, there were 1,160,264 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. Moreover, holders of an aggregate of approximately 17.4 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Pursuant to our 2015 Stock Option and Incentive Plan, or the 2015 Plan, we have initially reserved 1,650,000 shares for issuance pursuant to stock options and other equity-based awards to be granted to our employees, directors and consultants. Beginning on January 1, 2017, the number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, pursuant to our 2015 Employee Stock Purchase Plan, or the 2015 ESPP, we have initially reserved 255,000 shares for purchase by eligible employees. Beginning on January 1, 2017 and ending on January 1, 2025, the number of shares available for future issuance under the 2015 ESPP will automatically increase each year by up to the lesser of 3,000,000 shares of common stock or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under these plans by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of November 5, 2015, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 69.8% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We have broad discretion in the use of our cash and cash equivalents and may not use them effectively.

Our management will have broad discretion in the application of our existing cash and cash equivalents, including the net proceeds from our initial public offering, and you will not have the opportunity as part of your investment decision to assess whether our existing cash and cash equivalents are being used appropriately. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively impacted. In the event that securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecasts of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section

404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will incur increased costs as a result of operating as a public company, and our management are required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an emerging growth company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could impair our ability to produce timely and accurate consolidated financial statements and result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our precision medicine platform, our product candidates or our research and development programs;
•	if any of our product candidates receives regulatory approval, the level of underlying demand for these product candidates;
•	addition or termination of clinical trials or funding support;

•	our execution of any new collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.
•	any intellectual property infringement lawsuit in which we may become involved; and
•	regulatory developments affecting our product candidates or those of our competitors.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws, include provisions that:

•

authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	create a classified board of directors whose members serve staggered three-year terms;
•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, our chief executive officer or our president;
•	prohibit stockholder action by written consent;
•

establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	provide that our directors may be removed only for cause and with the vote of the holders of 75% or more of our outstanding capital stock then entitled to vote at an election of directors;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even if less than a quorum;
•	specify that no stockholder is permitted to cumulate votes at any election of directors;
•	expressly authorize our board of directors to modify, alter or repeal our amended and restated bylaws; and
•	require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated bylaws

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us.

Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Recent Sales of Unregistered Equity Securities

During the three months ended September 30, 2015, we issued the following unregistered securities:

•

We granted to employees, directors and consultants options to purchase an aggregate of 52,649 shares of common stock at an exercise price of $4.05 per share pursuant to our 2012 Equity Incentive Plan, or the 2012 Plan.

•

We issued existing and former employees and consultants an aggregate of 148,355 shares of common stock for an aggregate purchase price of $224,016.05 pursuant to the exercise of options granted under the 2012 Plan.

The issuances of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended, as transactions pursuant to compensatory benefit plans.

(b)	Use of Proceeds

On October 28, 2015, our registration statement on Form S-1 (File No. 333-207151) relating to our IPO of common stock became effective, and we filed an additional registration statement on Form S-1 MEF (File No. 333-207650). The IPO was completed on November 3, 2015 and we issued and sold 6,253,125 shares of our common stock, which included the exercise in full of the underwriters’ option to purchase additional shares, at a price to the public of $10.00 per share. We received net proceeds from the IPO of approximately $57.7 million, after deducting underwriting discounts and commissions of approximately $4.4 million, and estimated offering expenses of approximately $2.5 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. The managing underwriters of the offering were Credit Suisse Securities (USA) LLC and Cowen and Company, LLC.

The net proceeds from the IPO are invested in [highly liquid money market funds]. There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus.

(c)	Issuer Repurchases of Company Equity Securities.

During the three months ended September 30, 2015, we repurchased the following shares of common stock:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(in thousands, except per share amounts)
July 1, 2015 through July 31, 2015	3,061	$0.18	—	—
August 1, 2015 through August 31, 2015	2,012	$0.18	—	—
September 1, 2015 through September 30, 2015	—	$—	—	—
Total	5,084	$0.18	—	—

(1)

Under certain stock purchase agreements with employees, we have the right to repurchase common stock at the lower of fair value and the stockholders' original purchase price, which right lapses according to individual vesting schedules. Reflects shares of common stock repurchased in connection with the termination of services by certain employees.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYOKARDIA, INC.

Date: November 18, 2015	MYOKARDIA, INC.

	By:	/s/ Tassos Gianakakos
Tassos Gianakakos
President, Chief Executive Officer
(principal executive officer)

Date: November 18, 2015	By:	/s/ Steven Chan
Steven Chan
Vice President, Corporate Controller (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.				X

3.2	Amended and Restated Bylaws.	S-1/A	10/13/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	10/19/2015	4.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of MyoKardia, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.