Form 10-K
period 2015-12-31
MyoKardia Inc
filed 2016-03-18
CIK 1552451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-37609

MYOKARDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	2834	44-5500552
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

333 Allerton Avenue

South San Francisco, CA 94080

(Address of Principal Executive Offices) (Zip Code)

(650) 741-0900

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The registrant did not have a public float on June 30, 2015 (the last business day of its most recently completed second fiscal quarter) because there was no public market for the registrant’s common equity as of such date.

The number of outstanding shares of the registrant’s common stock on March 15, 2016 was 27,016,081 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference to portions of the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held in 2016, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2015.

TABLE OF CONTENTS

MyoKardia, Inc.

Annual Report on Form 10 -K for the Fiscal Year Ended December 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions intended to identify forward‑looking statements, and similar expressions and comparable terminology intended to identify forward ‑looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth below in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.  Forward‑looking statements include, but are not limited to, statements about:

•	the timing and success of our ongoing Phase 1 clinical trials of MYK-461;
•	the timing of, and our ability to initiate, Phase 2 clinical trials of MYK-461 in obstructive and symptomatic nonobstructive HCM patients;
•	our ability to enroll patients in our clinical trials at the pace that we project;
•	our ability to obtain regulatory approval for any of our product candidates without the need for large, outcome-based studies;
•	our ability to identify and advance through clinical development any additional product candidates from our precision medicine platform, including from our HCM-2, DCM-1 and LUS-1 programs;
•	our ability to successfully maintain our strategic collaboration with Sanofi;
•	our ability to obtain and maintain intellectual property protection for our precision medicine platform and our product candidates;
•

our ability to successfully build a specialty sales force and commercial infrastructure to market MYK-461 and any product candidates from our program, if approved, in the United States and any product candidates for our other programs worldwide;

•	our ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we pursue;
•	our reliance on third parties to conduct our clinical trials and to manufacture drug substance for use in our clinical trials;
•	our ability to retain and recruit key personnel;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our financial performance; and
•	developments and projections relating to our competitors or our industry.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K and, except as required by law, we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10 -K. We qualify all of our forward-looking statements by these cautionary statements.

All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “MyoKardia” the “Company,” “we,” “us,” and “our” refer to MyoKardia, Inc.

PART I

ITEM 1.	BUSINESS

Overview

MyoKardia, Inc., incorporated under the laws of the State of Delaware in June 2012, is a clinical stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. Our initial focus is on the treatment of heritable cardiomyopathies, a group of rare, genetically-driven forms of heart failure that result from biomechanical defects in cardiac muscle contraction. We have used our precision medicine platform to generate an initial pipeline of four therapeutic programs for the chronic treatment of the two most common forms of heritable cardiomyopathy—hypertrophic cardiomyopathy, or HCM, and dilated cardiomyopathy, or DCM. We have discovered and advanced our lead product candidate, MYK-461, into Phase 1 clinical development. In our first Phase 1 clinical trial, we have demonstrated proof of mechanism, or the ability of MYK-461 to reduce cardiac muscle contraction, an important biomarker of disease. We intend to expand our approach to deliver treatments with disease-modifying potential for patients with other forms of genetically-driven heart failure.

HCM is caused by genetic mutations that result in a biomechanical defect leading to excessive cardiac muscle contraction. We estimate that as many as 630,000 people in the United States suffer from a form of HCM. DCM results from a biomechanical defect leading to inadequate cardiac muscle contraction. In a subset of DCM patients, genetic mutations have been identified as a cause of the biomechanical defect that leads to the abnormal cardiac muscle contraction. We refer to this subset of DCM as heritable DCM. We estimate that DCM afflicts about one million people in the United States, of which approximately 400,000 have a form of heritable DCM. There are currently no approved therapies indicated for the treatment of HCM or DCM, including heritable DCM, all of which are chronic and debilitating diseases. Patients are typically treated with drugs that are indicated for broader cardiovascular disorders and do not address the underlying cause of the disease. As the disease progresses, patients have limited treatment options, such as surgical or other invasive interventions and heart transplant.

Our goal is to be the world’s leading precision cardiovascular medicine company. Precision medicine involves discovering and developing therapies that integrate clinical and molecular information based on the biological basis of disease. This approach has led to the efficient discovery and development of transformative therapies in areas such as oncology, cystic fibrosis and hypercholesterolemia, but has yet to be broadly applied to cardiovascular diseases.

Our precision medicine platform incorporates disease research, drug discovery and clinical science in a self-reinforcing cycle that enables the iterative generation of new disease targets and clinical development candidates designed to establish early clinical proof of concept. We intend to use our platform to subdivide HCM and heritable DCM patients into subgroups based on genetic mutations and the resulting biomechanical defect leading to abnormal cardiac muscle contraction. We are developing targeted therapies designed to correct the underlying biomechanical defect of each subgroup. As a cornerstone of this platform, we have built the Sarcomeric Human Cardiomyopathy Registry, or SHaRe, which we believe is the world’s largest registry of patients with heritable cardiomyopathies. We use our platform to refine our understanding of which patients are most likely to benefit from our product candidates. Our clinical research strategy involves using biomarkers to directly measure the effects of our product candidates early in clinical development, establishing proof of mechanism and providing important early predictive value to inform the design of subsequent trials. We believe that this virtuous cycle is a competitive advantage that enables us to efficiently develop therapies with disease-modifying potential for heritable cardiomyopathies that could also be applied to other cardiovascular diseases.

Since our inception, our precision medicine platform has generated multiple programs to address a variety of disruptions in heart muscle contraction across different patient populations. We are advancing four research and development programs, each of which targets a distinct biomechanical defect that leads to either HCM or heritable DCM:

•

Our lead product candidate, MYK-461, is an orally-administered small molecule designed to reduce excessive cardiac muscle contractility leading to HCM. In preclinical models of HCM, MYK-461 has been shown to prevent and reverse disease progression and to reduce left ventricular outflow tract obstruction, a key physiological complication of the disease. We are currently evaluating MYK-461 in three Phase 1 clinical trials. In our first Phase 1 clinical trial of single ascending doses of MYK-461 in 48 healthy adult volunteers, MYK-461 was shown to be well tolerated across multiple dose levels up to 48 mg and has demonstrated clinical proof of mechanism in reducing cardiac contractility, an important biomarker of disease. We are currently enrolling two additional Phase 1 clinical trials of MYK-461, the first of which is an open-label single ascending dose, or SAD, trial in adult HCM patients, and the second is a double blind, placebo-controlled, multiple ascending dose, or MAD, trial in healthy adult volunteers. We expect to report top-line data from the SAD trial in the second quarter of 2016 and to report top-line data from the MAD trial in the middle of 2016. We believe that if approved, MYK-461 would be the first targeted therapy to treat an underlying biomechanical defect leading to HCM.

•

Our second program is DCM-1, where we have selected a development candidate and are performing IND enabling studies. This candidate is a novel drug compound designed to treat heritable DCM by restoring normal contractility in the diseased DCM heart. In preclinical animal models, our DCM-1 candidate has been shown in separate experiments to improve cardiac muscle contractility and to improve stroke volume accompanied by a balanced decrease in heart rate. In both experiments, animals were dosed above the expected therapeutic range without adverse events or impact on cardiac rhythms. We intend to initiate a Phase 1 clinical trial of our DCM-1 product candidate in the first half of 2017. We believe that if approved, a product candidate from our DCM-1 program would be the first targeted therapy to treat an underlying biomechanical defect leading to DCM.

•

Additionally, we have two discovery programs, HCM-2 and LUS-1. HCM-2 is intended to reduce cardiac muscle contractility to normal levels in HCM patients through a different mechanism than that of MYK-461. LUS-1 is intended to counteract a muscle disruption that results in impaired relaxation of the heart, a biomechanical defect found in specific HCM and heritable DCM patient subgroups, as well as in other less common heritable cardiomyopathies.

We have formed a strategic collaboration with Sanofi S.A. to help fund a portion of our research and development expenses while leveraging their cardiovascular and rare disease expertise in exchange for certain program and product rights, pursuant to a license and collaboration agreement we entered into in August 2014 with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., which we refer to as the Collaboration Agreement. Under the Collaboration Agreement, Sanofi also agreed to provide up to $200.0 million in upfront and milestone payments, equity investments and research and development support. To date, of such amount, we have received from Sanofi an initial non-refundable upfront cash payment of $35.0 million and equity investments of $10.0 million in exchange for Series A-1 redeemable convertible preferred stock, $5.0 million in exchange for Series B redeemable convertible preferred stock and $9.0 million in exchange for shares of our common stock in our initial public offering. The total payments we were originally eligible to receive also include a $45.0 million continuation payment, a $25.0 million milestone-based payment, and an obligation from Sanofi to purchase an additional $40.0 million of our capital stock if Sanofi provided notice of its intent to continue the collaboration prior to December 31, 2016. Under the Collaboration Agreement, Sanofi’s obligation to purchase the additional $40.0 million of our capital stock (which was reduced by $5.0 million for its purchase of the Series B redeemable convertible preferred stock) terminated in connection with our initial public offering in October 2015. Additionally, we are eligible to receive up to $45.0 million of approved in-kind research and clinical activities.  We retain the right to commercialize MYK-461 and HCM-2, and co-promotion rights for DCM-1, in the United States, and we are entitled to receive tiered royalties in the mid-single digits to the mid-teens on net sales of certain HCM and DCM products outside the United States and on net sales of certain DCM products in the United States. We retain all rights to our LUS-1 program and our future programs.

Our Strategy

Our goal is to be the world’s leading precision cardiovascular medicine company and one of the next great, independent, research-driven biopharmaceutical companies. The critical elements of our strategy include:

•

Leverage and grow our precision medicine platform to fuel the development of novel targeted therapies for heritable cardiomyopathies. Our domain expertise and disease focus position us as a leader in precision cardiovascular medicine. Through our continued investment in our platform, we expect to generate additional development candidates, each designed to correct a specific biomechanical defect leading to abnormal cardiac muscle contraction. Our development strategy includes early biomarker-based indicators of safety, drug response and efficacy in well-defined patient subgroups. We believe that the data from these programs provide initial validation of our precision medicine platform, supporting the further development of additional cardiovascular medicines.

•

Advance the clinical development of MYK-461, the first product candidate generated by our precision medicine platform. MYK-461 is an orally-administered small molecule designed to reduce excessive cardiac muscle contractility leading to HCM and has the potential to prevent or reverse disease progression. We are currently evaluating MYK-461 in three Phase 1 clinical trials. In our first Phase 1 clinical trial of single doses of MYK-461 in 48 healthy volunteers, MYK-461 was shown to be well tolerated across multiple dose levels up to 48 mg and has demonstrated proof of mechanism in reducing cardiac muscle contractility, an important biomarker of disease. We believe that if approved, MYK-461 would be the first targeted therapy to treat an underlying biomechanical defect leading to HCM. We expect to advance MYK-461 into Phase 2 clinical development in the second half of 2016, initially focusing on two well-defined HCM patient subgroups, obstructive HCM and non-obstructive HCM.

•

Initiate clinical development of our DCM-1 program and pursue the development of additional product candidates generated by our precision medicine platform. We have selected a development candidate in our DCM-1 program, which has been designed to treat heritable DCM by restoring normal cardiac muscle contractility in the diseased DCM heart. We intend to initiate a Phase 1 clinical trial of our  DCM-1 product candidate in the first half of 2017. Additionally, we have two discovery programs, HCM-2 and LUS-1. HCM-2 is intended to reduce cardiac muscle contractility to normal levels in HCM patients through a different mechanism than that of MYK-461, and LUS-1 is intended to counteract a muscle disruption that results in impaired relaxation of the heart.

•

Build a focused sales force to commercialize our initial product candidates in the United States. We intend to build a focused sales force to market our product candidates to cardiomyopathy specialists and targeted cardiologists in the United States. Under our collaboration with Sanofi, we retain rights to lead the commercialization of MYK-461 and the HCM-2 program, and have an option to co-promote our DCM-1 program, in the United States. We have retained worldwide commercial rights to our LUS-1 program and our future programs.

•

Strengthen our precision medicine platform by expanding our understanding of the molecular and genetic drivers of rare diseases of the heart. Our research efforts focus on deepening our already strong understanding of the underlying causes of rare heart diseases and identifying specific points of intervention that can be targeted to prevent or reverse disease progression. We believe that the insights gained through our preclinical and clinical research, together with our growing SHaRe registry, will inform the development of new precision cardiovascular therapies. We expect our continued engagement of the community of clinicians, scientists and patient groups will generate new disease insights and enhance our platform.

Persistent Obstacles to Innovative Cardiovascular Development

One out of every four deaths in the United States is attributable to cardiovascular disease, representing more deaths than all types of cancers combined. An important component of cardiovascular disease is heart failure, a serious, life-threatening medical condition in which the output of blood from the heart is insufficient to meet the body’s demands. Heritable cardiomyopathies are a group of rare, genetically-driven forms of heart failure that result from biomechanical defects caused by mutations in the proteins responsible for contraction of the heart muscle. These genetic disorders can result in a state of progressive and chronic heart failure and may lead to sudden cardiac death and other complications, including stroke, and may require invasive procedures such as heart transplantation.

Available treatments for patients with these forms of heart disease only treat the symptoms of their disease, do not influence disease progression and are not specifically indicated for cardiomyopathies. Current medical therapies, such as beta blockers, calcium channel blockers and disopyramide, are used off-label to treat HCM patients. The clinical benefits to HCM patients of these therapies are modest, and side effects further limit their utility.

Despite the increasing global burden of cardiovascular disease, investment in cardiovascular drug development has stagnated over the past two decades, resulting in a shortage of innovative therapies addressing the underlying causes of cardiovascular disease. We believe that traditional approaches to cardiovascular drug development have not adequately served patients with heritable cardiomyopathies due to the following limitations:

•

Existing therapies are designed to treat the symptoms and not the underlying cause of the disease. Despite important advances in understanding the clinical progression of cardiovascular diseases, a specific understanding of the fundamental molecular and genetic drivers of disease has been lacking. As a result, researchers have been limited in their ability to discover or develop therapies that target causal disease mechanisms and to properly select patients. This lack of understanding limits the predictive value of early clinical results. Heart failure therapies available to patients and physicians today only attempt to treat symptoms or manage the compensatory responses of the heart and cardiovascular system to disease. These drugs tend to have only modest efficacy, are not disease-modifying, and often have poor side effect profiles.

•

Large, outcome-based studies are needed to demonstrate statistical significance, requiring lengthy and expensive trials. Due to the size and heterogeneity of the cardiovascular patient population, large numbers of patients typically must be studied for extended periods to accumulate enough data regarding clinical events such as cardiovascular death, heart attack, stroke or hospitalization for heart failure. We believe the non-targeted nature of these lengthy studies has discouraged investment and innovation in novel cardiovascular drug development due to the costs and risk of late-stage failures.

•

The drug development model neglects rare disease populations. Due to the high costs and risks of executing large trials in cardiovascular disease, approved therapies typically must target large patient segments, without differentiating among unique potential subgroups, in order to be commercially viable. For example, physicians have historically approached the treatment of patients with heritable cardiomyopathies in the same manner as the broader, undifferentiated heart failure population, resulting in therapies not specifically designed for their disease.

These challenges have resulted in a relatively low number of cardiovascular new molecular entities approved by the U.S. Food and Drug Administration, or the FDA, including no approved therapies indicated for heritable cardiomyopathies. As a result, there is a significant opportunity to improve clinical benefits through the use of precision medicine for the discovery and development of new treatments for HCM and heritable DCM, including those with disease-modifying potential.

Our Solution: MyoKardia Approach to Precision Cardiovascular Therapies

We are pioneering the application of precision medicine to cardiovascular disease, with an initial focus on delivering the first approved therapies specifically targeting the underlying causes of heritable cardiomyopathies. Our precision medicine platform enables the efficient discovery and development of novel precision therapies with disease modifying potential. By leveraging our platform to generate therapies similar to MYK-461, we believe we can overcome many of the challenges associated with traditional cardiovascular drug development.

Our Precision Medicine Platform

Our precision medicine platform incorporates disease research, drug discovery and clinical science in a self-reinforcing cycle that enables the iterative generation of new disease targets and clinical development candidates designed to establish early clinical proof of concept. By efficiently developing product candidates that target distinct biomechanical defects associated with heritable cardiomyopathies, we use clinical feedback on patient genetics, response to therapy and disease presentation to refine our understanding of which patients are most likely to benefit from our product candidates. We believe this virtuous cycle is a competitive advantage that enables us to efficiently develop therapies with disease-modifying potential for heritable cardiomyopathies that could also be applied to other cardiovascular diseases.

Our target hypotheses are based on patient data from SHaRe, coupled with a mechanistic understanding of how disease-causing mutations affect the biomechanical function of the heart. These hypotheses are translated into screens that help us identify small molecule agents that are optimized to correct the underlying defect using preclinical models of increasing complexity. These models are also used to develop biomarkers of drug action and, when possible, disease modification, that integrate into our early clinical development strategies. By applying this cycle to multiple programs, we have generated a growing library of proprietary drug molecules that target a wide range of potential cardiac disease related mechanisms and that can be used to test new hypotheses arising from our clinical research.

Advantages of Our Approach

We believe that our approach can overcome many of the obstacles facing cardiovascular drug discovery and development that have resulted in a lack of disease modifying therapies for heritable cardiomyopathies for the following reasons:

•

Our precision medicine platform enables the discovery and development of therapies with disease modifying potential. We believe our deep understanding of heritable cardiomyopathies and the biomechanical defects causing them allows us to target disease mechanisms that are critical or causal to the disease in humans. We intend to develop each of our product candidates to prevent or reverse disease progression by correcting underlying biomechanical defects in the heart’s contractile machinery. SHaRe, which currently consists of data from more than 10,000 patients, enables us to identify the relationships between genetics and clinical manifestations of disease in a large, centralized collection of patient data, resulting in novel genetic insights for new drug discovery and stratification and enrollment of patients most likely to benefit from our targeted therapies.

•

Our clinical development approach is designed to establish efficacy and safety in smaller, less time-consuming clinical trials. Our approach has the potential to significantly reduce the time and cost of drug development. Through the use of appropriate predictive biomarkers and patient selection strategies we believe that we can reduce the risk of late-stage clinical failures. This approach is consistent with recent FDA communications and publications on how the pharmaceutical and biotechnology industry can improve efficiency and the likelihood of success in cardiovascular drug development.

•

Our approach facilitates the efficient discovery of novel therapies for neglected, rare heart diseases. We are focused on the treatment of rare patient populations with heritable cardiomyopathies. By integrating all of the elements of our platform, we believe that we can efficiently develop disease modifying therapies.

Overview of Cardiac Muscle Contraction and the Biomechanical Defects Causing Cardiomyopathies

A sarcomere is an assembly of proteins that forms the smallest contractile unit of muscle. Each cardiac muscle cell contains many sarcomeres, and these cells are arranged in an organized manner as cardiac muscle fibers. Thousands of sarcomeres acting in concert provide the ensemble force for muscle contraction. Sarcomeres are composed of a thin filament and a thick filament, each of which contains multiple proteins braided together. To initiate contraction, myosin, the motor protein anchored to the thick filament, binds to actin, the main protein of the thin filament, forming a cross-bridge. The contraction of the sarcomere is driven by the swinging of the cross-bridge causing the thin filament to slide over the thick filament, shortening the length of a sarcomere. Myosin attaches to the thin filament, pulls it forward and detaches in a tightly-regulated cycle. In the heart, contraction corresponds to systole and relaxation corresponds to diastole.

In the graphic below, the dark myosin heads are engaged with the thin filament, each forming a cross-bridge between actin and myosin. One mechanistic disruption that is understood to lead to HCM is shown in the lower left graphic, illustrating a situation in which too many cross-bridges are engaged. Conversely, the opposite situation is shown in the lower right graphic, illustrating a situation in which too few cross-bridges are engaged, leading to DCM.

Heritable cardiomyopathies are caused by mutations in cardiac sarcomere proteins that disrupt normal cardiac muscle contraction. The mutations affect the power of contraction, the efficiency of relaxation, or both, reducing the overall ability and efficiency of the heart to pump blood at an output that matches the needs of the rest of the body. The disruptions in cardiac muscle contraction result in abnormal intracardiac blood pressures and chamber volumes, and thickening or thinning of the walls of the heart. These pathological changes often result in a cascade of events with devastating consequences to patients, including reduced exercise capacity limited by shortness of breath or chest pain, reduced blood flow to the heart muscle, dangerous abnormal heart rhythms, stroke, progressive heart failure and sudden cardiac death. In some cases, these events lead to the need for heart transplantation.

There are hundreds of individual mutations that have been identified in the genes encoding the proteins of the sarcomere that are implicated as causal (pathogenic or likely pathogenic) in HCM and heritable DCM. These mutations, while many, give rise to only a few common biomechanical defects in the sarcomere at the protein level. Through our research, we have linked these biomechanical defects to three distinct cardiac muscle disruptions that act to cause HCM and heritable DCM, as illustrated in the figure below.

Today’s genetic diagnostic tools for heritable cardiomyopathies are limited to panels consisting only of identifiable known pathogenic mutations. As a result, current genetic analyses only reveal the underlying cause of disease in a subset of patients with heritable cardiomyopathies. This subset of patients carries identified sarcomeric mutations, which we designate as positive for an Identified Sarcomeric Mutation, or ISM+. A substantial number of patients with heritable cardiomyopathies have either not been genetically diagnosed or carry sarcomeric mutations that have yet to be fully characterized; we designate these patients as ISM-. Broader applications of next-generation sequencing technologies have the potential to enable more cardiomyopathy patients to be classified as ISM+.

Our Pipeline

We have generated several proprietary, orally administered small molecules to address a variety of biomechanical defects that cause disruptions in heart muscle contraction. By correcting the underlying biomechanical defects, we believe targeted therapies can correct or offset the downstream disruption in cardiac muscle function that drives disease progression. Our lead drug candidate, MYK-461, is designed for patients with HCM caused by excessive cardiac muscle contraction, and has been shown to reduce the number of cross-bridges to lower contractile power output to restore normal cardiac muscle contraction. Our DCM-1 program is intended to restore normal cardiac muscle contractility in patients with DCM caused by mutations that result in inadequate cardiac muscle contraction because of either too few cross-bridges or insufficient intrinsic force of individual cross-bridges. In addition, LUS-1, one of our several discovery programs, is intended to counteract a mechanistic defect in which detachment of cross-bridges does not appropriately occur, resulting in impaired cardiac muscle relaxation.

The following table summarizes our product development pipeline:

MYK-461 for Hypertrophic Cardiomyopathy

MYK-461 is an orally administered small molecule that reduces left ventricular contractility to potentially alleviate the functional consequences and symptoms of HCM and prevent or reverse HCM progression. We are currently evaluating MYK-461 in three Phase 1 clinical trials. In our first Phase 1 clinical trial of single ascending doses of MYK-461 in 48 healthy adult volunteers, MYK-461 was shown to be well tolerated across multiple dose levels up to 48 mg and has demonstrated clinical proof of mechanism in reducing cardiac contractility, an important disease biomarker. We believe that if approved, MYK-461 would be the first targeted therapy to treat an underlying biomechanical defect leading to HCM.

Overview of Hypertrophic Cardiomyopathy

HCM is the most common form of heritable cardiomyopathy. It is estimated that as many as 630,000 people in the United States have a form of HCM. HCM is caused by mutations in the sarcomere that result in excessive cardiac muscle contraction. HCM is defined as an otherwise unexplained thickening of the walls of the heart, known as hypertrophy. The consequences include reduced blood volumes and cardiac output, reduced ability of the left ventricle to expand, and high filling pressures. These can all contribute to reduced effort tolerance and symptoms that include shortness of breath and chest pain. In patients with HCM, the muscles forming the left ventricle contract excessively, are abnormally stiff and are prone to both fibrosis and muscle cell death. As result, the left ventricular chamber is smaller than normal and is not able to relax and expand properly, thus reducing the heart’s pumping capacity.

HCM is a chronic disease and for the majority of patients, the disease progresses slowly and can be extremely disabling. Mild exertion can quickly result in fatigue or shortness of breath, and a patient’s ability to participate in normal work, family or recreational activities can be substantially curtailed. In approximately 15% to 20% of patients, disease progression results in disabling heart failure that can prevent the patients from holding a job or even performing everyday household tasks or other activities of daily living. HCM can also cause stroke or sudden cardiac death. HCM is the most common cause of sudden cardiac death in young people, with an incidence of 4% to 6% in children and adolescents.

Obstructive HCM Patients. In approximately two-thirds of HCM patients, the path followed by blood exiting the heart, known as the left ventricular outflow tract, or LVOT, becomes obstructed by the enlarged and diseased muscle, restricting the flow of blood from the heart to the rest of the body. These patients, referred to as obstructive HCM patients, are at an increased risk of severe heart failure and death. We estimate that there are approximately 410,000 obstructive HCM patients in the United States, of which we plan to target an initial population of patients that are ISM+ and symptomatic, representing approximately 70,000 patients. We additionally plan to target another population of obstructive HCM patients that are ISM- and symptomatic, also representing approximately 70,000 patients.

Non-Obstructive HCM Patients. Symptomatic, yet non-obstructive, HCM patients represent a distinct subgroup that is difficult to manage medically. This segment may contain a more severely affected population because non-obstructive HCM patients may progress to a more advanced state of disease than obstructive HCM patients before becoming symptomatic. Furthermore, for obstructive HCM patients, relief of the obstruction is often associated with an improvement in symptoms, while no such treatment option is available to non-obstructive HCM patients. We estimate that there are approximately 220,000 non-obstructive HCM patients in the United States, of which we plan to target an initial population of patients that are ISM+ and symptomatic, representing approximately 30,000 patients.

Current Standard of Care for Patients with Hypertrophic Cardiomyopathy

There are currently no approved therapeutic products indicated for the treatment of HCM. Patients are typically prescribed one or more drugs indicated for the treatment of hypertension, heart failure or other cardiovascular disorders more generally. These drugs, including beta blockers, non-dihydropyridine calcium channel blockers (such as verapamil and diltiazem) and disopyramide, do not address the underlying cause of HCM, do not appear to affect disease progression, and are generally used only in symptomatic patients. While clinical experience and expert opinion suggest that these drugs may provide symptom relief in some patients, no strong, controlled clinical research evidence exists to directly support their efficacy. For a subset of HCM patients with more advanced disease progression or more pronounced symptoms, surgical or other invasive interventions may be appropriate, including heart transplantation, use of an implantable cardioverter-defibrillator, or ICD, open surgical myectomy or percutaneous alcohol septal ablation.

Clinical Trials of MYK-461

We are currently evaluating MYK-461 in three Phase 1 clinical trials, including two SAD trials and one MAD trial. These three trials are primarily designed to evaluate safety and tolerability of oral doses of MYK-461 and are expected to provide data on its pharmacokinetic, or PK, and pharmacodynamic, or PD, profile.

The first-in-human SAD trial includes 48 healthy adult volunteers (36 active, 12 placebo). The primary objective is to establish safety and tolerability of single oral doses of MYK-461. Secondary objectives include documenting the PK profile and generating evidence of PD activity, defined as a decrease in cardiac contractility, as measured by chest wall echocardiography, an established biomarker of activity. This trial design supports our long-term development strategy and is consistent with our precision medicine approach.

We have completed dosing in six cohorts in this SAD trial at doses of 1, 2, 6, 12, 24 and 48 mg of MYK-461 or matching placebo. MYK-461 has been well tolerated at all of these doses. A total of nine clinical adverse events, all mild in severity, were reported during this trial of 48 healthy subjects. There have been no serious adverse events or clinically important findings in vital signs, electrocardiogram recordings or safety laboratory tests. MYK-461 has neither been found to affect skeletal muscle function, as assessed by handgrip strength testing, nor has it been found to negatively impact alternate forms of myosin elsewhere in the body.

Our trials have demonstrated rapid absorption of MYK-461 following an oral dose. As shown in the graph below, plasma concentrations of MYK-461 demonstrate a dose-linear and dose-proportional PK profile, with low inter-subject variability.

MYK-461 Demonstrates a Dose-Linear and Dose-Proportional PK Profile

Proof of mechanism was demonstrated by PD activity at doses of 12 mg and above, with each dose cohort clearly differentiated from placebo. PD activity was assessed by three different biomarkers: (i) left ventricular ejection fraction, or LVEF, representing the amount of blood pumped with each heartbeat, as a percentage of the total left ventricle volume; (ii) left ventricular outflow tract velocity-time integral, or LVOT-VTI, representing a calculation of stroke volume; and (iii) left ventricular fractional shortening, LVFS, representing a proxy for cardiac output by measuring the change in the size of the left ventricle during a heartbeat. Echocardiographic data were blinded and independently double read by experts at a core laboratory.

We observed that each of these biomarkers (LVEF, LVOT-VTI and LVFS), which are independent measures of cardiac contractility, were concordant with respect to dose-response and time course of onset and return to baseline following a single dose. These results are illustrated in the graphs below.

Dose-Dependent PD Response as Measured by LVEF

Dose-Dependent PD Response as Measured by LVOT-VTI

Dose-Dependent PD Response as Measured by LVFS

Our second Phase 1 SAD clinical trial of MYK-461 is currently enrolling adult HCM patients. As a complement to our Phase 1 SAD trial in healthy volunteers, the primary objective of this trial is to gain initial safety and tolerability data in HCM patients. Secondary objectives include comparing the PK and PD profiles in patients with those in healthy adult volunteers. To assess PD activity, we are using the same three independent biomarkers of contractility: (i) LVEF, (ii) LVOT-VTI and (iii) LVFS.

We have completed dosing in two patients in this SAD trial at doses of 48 mg of MYK-461, which matches the amount of drug administered to the highest-dosed cohort in our healthy volunteer SAD trial. For these two patients, MYK-461 has been well tolerated and there have been no serious adverse events or clinically important safety findings. We intend to continue enrolling HCM patients in this trial and, once enrollment is complete, expect to report top-line data in the second quarter of 2016.

Preliminary results from dosing these two patients at 48 mg of MYK-461 demonstrate proof of mechanism in patients. We observed similar PD activity in these two HCM patients as we observed in healthy volunteers in our other trials (HV). The results are illustrated in the graphs below, which show the effect on these biomarkers of MYK-461, or placebo, for: (i) the healthy volunteer placebo cohorts shown above, (ii) Cohort 6 of the healthy volunteer trial, representing a 48 mg dose of MYK-461 and (iii) the two individual HCM patients dosed to date in this trial.

PD Activity in HCM Patients Similar to HV, as Measured by LVEF

PD Activity in HCM Patients Similar to HV, as Measured by LVOT-VTI

PD Activity in HCM Patients Similar to HV, as Measured by LVFS

Our third Phase 1 clinical trial is a double blind, placebo-controlled, MAD trial of MYK-461 in healthy adult volunteers. We initiated dosing of this trial in August 2015, and subject to enrollment in accordance with our current plans, we expect to announce top-line data from this trial in mid-2016.

Several cohorts of healthy volunteers will be administered low (1 to 10 mg) doses daily until they reach steady-state concentrations of MYK-461. The goals of the trial are to:

•	Establish the tolerability of repeat doses, at or near steady state, of MYK-461 in healthy volunteers across a range of potentially therapeutic doses;
•	Document a repeat dose PK profile of MYK-461;
•	Determine the degree and stability of pharmacological activity of MYK-461 when administered as repeat doses at or near steady state; and
•	Generate data sufficient to guide dosage and administration of MYK-461 in subsequent chronic dosing outpatient studies in HCM patients designed to evaluate clinical benefits.

Preclinical Data for MYK-461

In addition to the preclinical studies necessary to support clinical development of MYK-461, we have also studied the effects of MYK-461 in multiple animal models of HCM.

In the first set of experiments, MYK-461 demonstrated disease prevention and reversal in multiple established mouse models that have been genetically modified, each carrying a myosin mutation identified to cause HCM. These mice develop the characteristic thickening and fibrosis of the left ventricle of the heart over time, mirroring the progressive nature of human disease. Results from these preclinical experiments were published in February 2016 in Science under the title “A small-molecule inhibitor of sarcomere contractility suppresses hypertrophic cardiomyopathy in mice.”

The first part of the study evaluated MYK-461’s ability to prevent the development of HCM in mutant mice that had yet to develop symptoms of hypertrophy. The treated mutant mice developed significantly less left ventricular fibrosis (p < 0.02), as compared to the untreated mutant mice. In addition, untreated mutant mice developed HCM as reflected by an increased thickness of the left ventricular wall, while mutant mice treated with daily oral doses of MYK-461 did not develop HCM. Furthermore, the thickness of the left ventricle posterior wall, or LVWT, of the treated mice was similar to that of wild-type mice without the genetic mutation, as shown in the graph below:

MYK-461 Observed to Prevent Development of Hypertrophy in Mouse Models of HCM

The second part of the study evaluated MYK-461’s effect on mutant mice that developed HCM symptoms prior to treatment with MYK-461. Untreated mutant mice continued to develop progressive left ventricular wall thickening while the LVWT in mutant mice treated with MYK-461 showed a measurable decline two to four weeks after initiating treatment that persisted for the duration of the study, as shown in the chart below. Throughout both experiments, MYK-461 was well tolerated in both wild-type and mutant mice.

MYK-461 Observed to Reverse Hypertrophy in Mouse Models of HCM

In a second set of experiments, MYK-461 demonstrated that it can alleviate LVOT gradient in feline models of obstructive HCM. Maine coon cats naturally demonstrate key features of human obstructive HCM, including LVOT gradient and systolic anterior motion (SAM) of the mitral valve leaflets. The study evaluated MYK-461’s ability to alleviate LVOT gradient in these animals. Two groups of cats were dosed with either MYK-461, or vehicle, at gradually increasing doses while various measurements were taken to document the degree of LVOT obstruction and the severity of SAM in these animals. Cats treated with MYK-461 showed a significant decrease in LVOT obstruction, as measured by the pressure drop (in mmHg) across the LVOT, as shown below. Additionally, cats treated with MYK-461 were relieved of SAM, as observed via non-invasive imaging.

MYK-461 Observed to Alleviate LVOT Gradient in Feline Models of HCM

Other preclinical studies have been conducted to support the clinical development of MYK-461. Toxicology studies in rat and dog suggest that MYK-461 has the potential to be safe and well tolerated. At dose levels equivalent to anticipated therapeutic dose levels, no significant adverse effects were observed. At higher dose levels, adverse effects consistent with an exaggerated on-target pharmacology of MYK-461 were observed. There was no evidence of tolerability issues with MYK-461 at lower exposures producing the intended degree of target modulation to be studied in the clinic. The pattern of appearance of MYK-461 in the bloodstream following oral dosing, the high proportion of an oral dose that is absorbed, a long persistence of the drug in the bloodstream, and the eventual elimination of the drug through multiple clearance mechanisms all suggest that MYK-461 may be well suited for a chronic, orally administered therapy.

Anticipated Development Pathway

Given the absence of any approved therapies for HCM, there is no established FDA registration pathway for such a therapy. We do not anticipate the need for outcomes-based studies in order to obtain regulatory approval. In our clinical program, we will seek to clearly understand the impact of dosing, genotype, phenotype and other factors on the safety and efficacy of MYK-461, in several different patient cohorts. Following the successful completion of our three currently ongoing Phase 1 clinical trials, we expect to initiate two separate Phase 2 clinical trials of MYK-461 in obstructive and non-obstructive HCM patients to evaluate the drug’s safety and efficacy. We anticipate that we would enroll approximately 100 patients in each of these two trials. In addition to imaging-based biomarkers of PD activity, we intend to assess all patients using cardiopulmonary exercise testing, or CPET, an established basis for registration. Specific to the obstructive HCM patient group, we will evaluate patients for reduction of their LVOT gradients, a short term measure of disease modification.

DCM-1 Program for Dilated Cardiomyopathy

In our DCM-1 program, we have selected a development candidate and are performing IND enabling studies. The candidate is a novel drug compound designed to treat heritable DCM caused by mutations in sarcomeric proteins by restoring normal cardiac muscle contractility in the diseased DCM heart. This initial targeted therapy attempts to counteract one known mechanistic disruption by increasing the number of cross-bridges formed during cardiac muscle contraction, thereby increasing the ensemble force of contraction and improving cardiac output. In preclinical animal models, our DCM-1 candidate has been shown in separate experiments to improve cardiac muscle contractility and to improve cardiac stroke volume with a balanced decrease in heart rate. In both experiments, animals were dosed above the expected therapeutic range without adverse events or impact on cardiac rhythms. We anticipate initiating Phase 1 clinical trials in our DCM-1 program in the first half of 2017. We believe that if approved, a product candidate from our DCM-1 program would be the first targeted therapy to treat an underlying biomechanical defect leading to DCM.

Overview of Dilated Cardiomyopathy

DCM is defined broadly as heart failure with reduced ejection fraction in the absence of prior heart attack or other recognized causes. In DCM, the walls of the left ventricle are thin and over-expanded, leading to improper contraction and insufficient blood being pumped by the heart. In contrast to HCM, the sarcomere afflicted by DCM is characterized by reduced overall power output. Also known as hypocontractility, this results in a dilated, thin-walled left ventricle that does not supply sufficient blood to the body.

DCM is a life-threatening progressive disease. Once symptoms appear, a patient’s condition typically declines steadily over the next few years. Typical symptoms of DCM include shortness of breath, fatigue, swelling in the extremities or an irregular heartbeat. As the disease progresses, patients become increasingly debilitated and experience persistent shortness of breath, even at rest. Diastolic function, or the heart’s ability to relax and fill with blood, is also impaired because the heart is already expanded. The dilated left ventricle is itself deprived of an adequate supply of oxygen that may contribute to fibrosis and the risk of dangerous heart rhythm disturbances. In addition, whether or not symptoms have appeared, DCM patients are at risk of sudden cardiac death.

The fundamental cause of all DCM is that the heart muscles are not able to contract with sufficient force. In heritable DCM, this lack of power is caused in certain cases by genetic mutations that disrupt the ability of individual myosin motors to form cross-bridges with actin and contribute to overall contraction.

It is estimated that DCM afflicts about one million people in the United States alone, of which approximately 400,000 have heritable DCM and approximately 100,000 patients are ISM+. We plan to initially target patients that represent a subset of all DCM patients that are ISM+, a group we estimate represents approximately 12,000 patients.

Current Standard of Care for Patients with Dilated Cardiomyopathy

Similar to HCM, there are currently no approved therapeutic products indicated for the treatment of DCM. Patients are typically prescribed one or more drugs indicated for the treatment of heart failure generally, such as digoxin, diuretics, beta blockers, renin-angiotensin-neprilysin system inhibitors or antagonists and aldosterone antagonists. By treating various signs and symptoms of heart disease and addressing some of the compensatory mechanisms described above, these drugs may reduce overall morbidity and mortality; however, none of the treatments address the underlying cause of disease or modify disease progression. Surgical options available to DCM patients include heart transplantation and use of an ICD, a biventricular pacemaker or a left ventricular assist device, or LVAD.

Preclinical Data for DCM-1 Program

Compounds in our DCM-1 program are intended to improve contractility in isolated human heart cells by increasing the velocities of contraction and relaxation. These compounds likewise have been observed to cause strong increases in contractility in animal models at doses above the expected therapeutic range without adverse events or impact on cardiac rhythms.

DCM-1 Candidate Increases Stroke Volume with a Balanced Decrease in Heart Rate

Anticipated Development Plan for DCM-1 Program

In our preclinical development program for DCM-1, we have selected a development candidate and are performing IND enabling studies, including toxicology and safety studies. We anticipate that we will initiate Phase 1 clinical trials for our DCM-1 program in the first half of 2017 after an IND becomes effective.

In our clinical development program for our DCM-1 candidate, we envision SAD and MAD trials in healthy volunteers, which will use a biomarker strategy to evaluate left ventricular contractility, similar to our approach for MYK-461, to establish early proof of mechanism.

Additional Potential Extensions of our Platform

Beyond HCM and heritable DCM, we are researching defects caused by mutations in proteins that result in other heritable cardiomyopathies such as restrictive cardiomyopathy and left ventricular non-compaction in order to generate precision therapies for those diseases. We believe that the fundamental mechanisms we are targeting in the heart may have applicability in the broader heart failure population. The chemistries we develop to target various components of the sarcomere may also be applicable to skeletal disorders where we can define a parallel linkage between disease-causing mutations in non-cardiac muscle proteins and their resulting biomechanical defects.

Sanofi Collaboration

In August 2014, we entered into a license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., for the research, development and potential commercialization of pharmaceutical products for the treatment, prevention and diagnosis of HCM and DCM, as well as potential additional indications. For purposes of this presentation, we refer to Sanofi as our co-party to the Collaboration Agreement.

The Collaboration Agreement covers three main research programs: MYK-461 (or HCM-1), HCM-2 and DCM-1. Under the Collaboration Agreement, we are responsible for conducting research and development activities pursuant to mutually agreed research and development plans through early human efficacy studies, except for certain specified research activities to be conducted by Sanofi as set forth in the research plan. The proof-of-concept studies contemplated by the Collaboration Agreement are expected to be conducted on a staggered basis.

Prior to the completion of proof of concept, or POC, studies, we will be responsible for development activities for each product. Following the completion of the POC studies, Sanofi will be responsible for worldwide development activities for DCM only. Under the Collaboration Agreement, we retained U.S. rights to MYK-461 and HCM-2, as well as co-commercialization rights to DCM-1 in the United States, at our option. We have granted to Sanofi: (i) worldwide rights to commercialize DCM-1; and (ii) regulatory and commercialization rights outside the United States for the two HCM programs. Sanofi also has the option to co-promote the MYK-461 and HCM-2 programs in the United States only in the event of a potential expanded cardiovascular disease indication outside of the genetically targeted indications for MYK-461 and HCM-2. We will collaborate with Sanofi through the use of various committees, each of which are comprised of three representatives selected by us and three representatives selected by Sanofi, to manage the overall collaboration and coordinate the research of the compounds, as well as monitor, coordinate the development of the compounds and products and monitor and oversee the commercialization activities of the compound and products.

The initial term of the research program is set to end on December 31, 2018. On or before September 1, 2016, we are required to provide Sanofi with all material information for Sanofi to determine if certain criteria have been satisfied, and prior to December 31, 2016 Sanofi is then required to provide us with notice of whether it will continue the collaboration. If such notice is not provided or if Sanofi provides notice of its intent to discontinue the collaboration, the Collaboration Agreement will terminate. Sanofi agreed that if it provided notice of its intent to continue the collaboration, the Collaboration Agreement will remain in effect and Sanofi will be required to make a one-time payment to us of $45.0 million, or the Continuation Payment, together with an additional payment in consideration for the purchase of capital stock as described below. If Sanofi provides notice prior to December 31, 2016 that we have not met the criteria, the parties are required to negotiate an amendment to the financial terms of the Collaboration Agreement. If such an amendment is mutually agreed, Sanofi will be required to continue the collaboration and make a payment to us; otherwise the Collaboration Agreement will terminate. Upon termination, we will be granted all rights required to continue to research, develop and commercialize the collaboration programs.

We are required to use diligent efforts to develop, and following the applicable regulatory approval in the United States, to commercialize at least one MYK-461 product and one HCM-2 product in the United States. Sanofi is required to use diligent efforts to develop, and following the applicable regulatory approval in any of France, Germany, Italy, Spain, the United Kingdom, China, Japan and the United States, or the Major Market Countries, to commercialize at least one DCM-1 product in each Major Market Country, at least one MYK-461 product in each Major Market Country (other than the United States) and at least one HCM-2 product in each Major Market Country (other than the United States).

Under the Collaboration Agreement, we granted Sanofi several co-exclusive, royalty-bearing licenses, as well as an exclusive (even with regards to us), royalty-bearing license to certain of our intellectual property and our rights in jointly-owned intellectual property created under the collaboration, to develop and manufacture, and to commercialize in the territories licensed to Sanofi, the compounds and products subject to the collaboration, as well as any companion diagnostics we may develop for such products. In addition, Sanofi granted to us several co-exclusive, royalty-bearing licenses, as well as an exclusive (even with regards to Sanofi), royalty-bearing license to certain of Sanofi’s intellectual property and its rights in jointly owned intellectual property, created under the collaboration, to develop and manufacture, and to commercialize in the retained territories, the applicable compounds and products, as well as companion diagnostics for such products.

Under the Collaboration Agreement, we were originally eligible to receive up to $200.0 million in upfront and milestone payments, equity investments and research and development support. To date, of such amount, we have received from Sanofi an initial non-refundable upfront cash payment of $35.0 million and equity investments totaling $24.0 million across multiple financing rounds, including an investment in our initial public offering. The total payments we were originally eligible to receive also includes the $45.0 million Continuation Payment, a $25.0 million milestone-based payment contingent on the submission of an IND for any DCM-1 product in a Major Market Country, and an obligation from Sanofi to purchase an additional $40.0 million of our capital stock if Sanofi provides notice of its intent to continue the collaboration prior to December 31, 2016. Under the Collaboration Agreement, Sanofi’s obligation to purchase the additional $40.0 million of our capital stock (which was reduced by $5.0 million for its purchase of the Series B redeemable convertible preferred stock) terminated in connection with the consummation of our initial public offering (IPO). Additionally, we are eligible to receive up to $45.0 million of approved in-kind research and clinical activities.  We are also eligible to receive from Sanofi tiered royalties ranging from the mid-single digits to the mid-teens on net sales of certain products under the Collaboration Agreement, and we have agreed to pay Sanofi tiered royalties ranging from the mid-single digits to the low teens on net sales of MYK-461 and HCM-2 products in the United States.  The royalties payable under the Collaboration Agreement are subject to certain offsets and reductions. In addition to these amounts, Sanofi may also be responsible for certain additional costs and expenses relating to the collaboration, including a percentage of the registration program costs for MYK-461 and the HCM-2 and DCM-1 programs.

Unless earlier terminated during the initial research term as described above, the Collaboration Agreement will continue on a country-by-country and product-by-product basis until the expiration of the applicable royalty term for the applicable product in the applicable country, subject to certain exceptions. Sanofi may, upon written notice to us prior to December 31, 2016, terminate the Collaboration Agreement in its entirety effective December 31, 2016. The Collaboration Agreement will be deemed terminated on December 31, 2018 with respect to all compounds and products from a program for which POC studies have not been completed unless Sanofi agrees before such date to fund up to an aggregate of $15.0 million for the applicable program. Additionally, at any time after December 31, 2018, Sanofi may, upon prior written notice to us, terminate the Collaboration Agreement for convenience in its entirety or on a region-by-region or program-by-program basis with respect to selected regions. The Collaboration Agreement is also subject to termination by either party upon a material breach by the other party, subject to a notice and cure period, or upon a bankruptcy, insolvency or similar event affecting the other party. We also have the right to terminate the Collaboration Agreement in the event of certain patent challenges by Sanofi or its affiliates.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, novel biological discoveries, screening and drug development technology and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing of intellectual property to develop and maintain our proprietary position.

As for the pharmaceutical products we develop and commercialize, as a normal course of business, we intend to pursue composition-of-matter patents, where possible, and dosage and formulation patents, as well as method-of-use patents on novel indications for known compounds. We also seek patent protection with respect to novel biological discoveries, including new targets. We may also pursue patents with respect to our proprietary screening and drug development processes and technology. We may also seek patent protection, either alone or jointly with our collaborators, as our collaboration agreements may dictate.

Our patent estate includes 2 issued U.S. patents, 4 pending patent applications, 2 pending Patent Cooperation Treaty, or PCT, applications, 34 international patent applications and 1 additional U.S. provisional application, all of which are exclusively owned by us, with claims relating to all of our current clinical-stage drug candidates. With respect to our lead drug candidates in the HCM program, we exclusively own one issued U.S. patent, one pending U.S. patent application, and 34 international patent applications relating to the chemical composition of MYK-461 and use thereof.

Individual patents extend for varying periods depending on the date of filing of the patent application and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for twenty years from the earliest effective filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest effective filing date. Our allowed patent applications are expected to expire in 2034. However, the actual protection afforded by a patent varies on a product by product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Furthermore, the patent positions of biotechnology and some pharmaceutical products and processes like those we may develop and commercialize are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in such patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries can diminish our ability to protect our inventions and enforce our intellectual property rights and more generally could affect the value of intellectual property. Accordingly, we cannot predict the breadth of claims that may be granted or enforced in our patents or in third-party patents. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to maintain and solidify our proprietary position for our drugs and technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of the patent applications that we may file or license from third parties will result in the issuance of any patents. The issued patents that we own or may receive in the future may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize similar drugs or duplicate our technology, business model or strategy without infringing our patents.

Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have a material adverse impact on us.

In addition, substantial scientific and commercial research has been conducted for many years in the areas in which we have focused our development efforts, which has resulted in third parties having a number of issued patents and pending patent applications. Patent applications in the United States and elsewhere are published only after eighteen months from the priority date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Therefore, patent applications relating to drugs similar to MYK-461 and any future drugs, discoveries or technologies we might develop may have already been filed by others without our knowledge.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently depend on third-party contract manufacturing organizations, or CMOs, for all of our requirements of raw materials, drug substance and drug product for our preclinical research and our ongoing clinical trial of MYK-461. We have not entered into long-term agreements with our current CMOs. We intend to continue to rely on CMOs for later-stage development and commercialization of MYK-461, as well as the development and commercialization of any other product candidates that we may identify. Although we rely on CMOs, we have personnel and third-party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

We believe the synthesis of the drug substance for MYK-461 is reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale production and do not require unusual equipment or handling in the manufacturing process. We have obtained an adequate supply of the drug substance for MYK-461 from our first CMO to satisfy our immediate clinical and preclinical demands. We have implemented improvements to our drug substance manufacturing process to further facilitate production capacity adequate to meet future development and commercial demands.

Drug product formulation development for MYK-461 is in progress. We have contracted with a third-party manufacturer capable of both formulation development and drug product manufacturing through early commercialization. We may identify a second drug product manufacturer in the future to add additional capacity and redundancy to our supply chain. In our ongoing SAD clinical trials of MYK-461, we are utilizing a suspension formulation. We have developed and manufactured multiple strengths of an immediate release tablet for use in the MAD trial. For future development and commercialization, we intend to develop a refined tablet formulation and may develop alternate formulations for the adolescent and children/infant populations.

Sales and Marketing

We have exclusive U.S. commercial rights to two of our three current programs (MYK-461 and HCM-2) and U.S. co-promotion rights to DCM-1 subject to the collaboration with Sanofi, and have worldwide rights to LUS-1 and our future programs. We believe that we can maximize the value of our products by retaining substantial commercialization rights to our product candidates and, where appropriate, entering into collaborations for specific therapeutic indications or geographic territories.

Our current strategy is to market our initial HCM and DCM products using a dedicated, direct sales force focused on cardiomyopathy specialists and targeted cardiologists in the United States. These physicians are typically affiliated with leading hospitals and medical centers and tend to have well-established referral networks. We believe they represent a concentrated prescriber base that can be appropriately managed with a specialty care sales model.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our scientific knowledge, technology and development experience, our precision medicine platform and our pioneering culture provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any therapeutic candidates that we successfully develop and commercialize will compete with existing products and new products that may become available in the future.

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance.

In the field of heart failure drug development, our principal competitors include Amgen Inc., Bayer AG, Bristol-Myers Squibb Company, C.H. Boehringer Sohn AG & Co. KG, Gilead Sciences, Inc., Novartis AG and Takeda Pharmaceutical Company Limited. Specific to our initial drug discovery and development focus areas, it is believed that Gilead Sciences, Inc., Heart Metabolics Limited and Novartis AG have ongoing programs in HCM and that Array BioPharma Inc., Kasiak Research Pvt Ltd., Novartis AG, Vericel Corp. and Zensun (Shanghai) Sci. &Tech. Co., Ltd. have ongoing programs in DCM. Additionally, there may be other companies pursuing therapeutic candidates from which we face current or future competition.

Government Regulation

Government authorities in the United States at the federal, state and local levels, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of drug products such as those we are developing.

A number of different regulatory agencies may be involved, depending on the product at issue, and the type and stage of activity. These include the FDA, the Drug Enforcement Administration, or DEA, the Centers for Medicare and Medicaid Services, or CMS, other federal agencies, state boards of pharmacy, state controlled substance agencies and more.

U.S. Government Regulation

Drug Development Process

In the United States, the FDA is a primary regulator of drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. The process of obtaining regulatory approvals and compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with applicable requirements at any time during the drug development process, approval process, or after approval, may subject us to adverse consequences and administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include refusal to approve pending applications; withdrawal of or restrictions on an approval; imposition of a clinical hold or other limitation on research; warning letters; product seizures; total or partial suspension of development, production, or distribution; or injunctions, fines, disgorgement, civil penalties or criminal prosecution.

The process required before a drug may be marketed in the United States generally involves the following:

•

completion of preclinical, also known as preclinical, laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practice, or GLP, requirements, animal welfare laws and other applicable regulations;

•

submission to the FDA of an IND which must become effective before clinical trials, meaning trials in human subjects, may begin in the United States, obtaining similar authorizations in other jurisdictions where clinical research will be conducted and maintaining these authorizations on a continuing basis throughout the time that trials are performed and new data are collected;

•	performance of adequate and well-controlled clinical trials according to Good Clinical Practice, or GCP, requirements to demonstrate whether a proposed drug is safe and effective for its intended use;
•

preparation and submission to the FDA of a marketing authorization application, such as an NDA, and submitting similar marketing authorization applications in other jurisdictions where commercialization will be pursued;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product will be produced to assess compliance with current good manufacturing practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA or other marketing authorization application.

The development, testing and approval process requires substantial time, effort and financial resources and bears significant, inherent risk that the individual products will not exhibit the relevant safety, effectiveness, or quality characteristics. We cannot be certain that any approvals for our product candidates will be granted on a timely basis, or with the specific terms that we desire, if at all.

An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. The IND also includes results of animal studies or other human studies, as appropriate, as well as manufacturing information, analytical data and any available clinical data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s institutional review board, or IRB, or ethics committee before the trials may be initiated, and the IRB or ethics committee must monitor the study until completed.

Clinical trials typically are conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The drug initially is introduced into a small number of patients or healthy human volunteers and information is collected pertaining to the drug’s safety, dosage tolerance, absorption, metabolism, distribution and elimination. These trials are designed to determine the metabolism and pharmacologic actions, side effects with increasing doses and if possible, early evidence of effectiveness.

•

Phase 2. These trials include controlled clinical trials initiated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the effectiveness of the drug candidate for a particular indication in patients with the disease or condition under study, and to determine common short-term side effects and risks associated with the drug.

•

Phase 3. Clinical trials are expanded and controlled trials undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to gather additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk profile of the drug candidate and provide an adequate basis for physician labeling and regulatory approval.

Progress reports related to clinical trials must be submitted at least annually to the FDA and participating IRBs, and more frequent safety reports must be submitted to the FDA and to investigators for serious and unexpected suspected adverse events, and certain other purposes. Phase 1, Phase 2 and Phase 3 trials may not be completed successfully within a specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the healthy volunteers or patients are being exposed to an unacceptable health risk or that the investigational product apparently lacks efficacy. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with applicable requirements or if the drug candidate has been associated with unexpected serious harm to healthy volunteers or patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a DSMB, or data safety monitoring board or committee. The DSMB reviews safety information and provides recommendations to the sponsor for whether a trial may move forward at designated check points based on access to certain data from the study. As the sponsor, we may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

We estimate that it generally takes 10 to 15 years, or possibly longer, to discover, develop and bring to market a new pharmaceutical product in the United States. Several years may be needed to complete each phase, including discovery, preclinical, Phase 1, 2 or 3, or marketing authorization.

At times during the development of a new drug product, sponsors are given opportunities to meet with the FDA. This commonly occurs prior to submission of an IND, at the end of Phase 2 trials, and before an NDA is submitted. Meetings at other times may also be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. A pediatric study plan must be submitted within sixty days of the end of the Phase 2 meeting. Concurrent with clinical trials, companies usually complete additional animal studies and develop additional information about the chemistry and physical characteristics of the drug candidate and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate, and the manufacturer must develop methods for confirming the identity, quality, purity and potency of the final products. Additionally, appropriate packaging must be selected and tested and stability trials must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life and distribution pathway.

Disclosure of Clinical Trial Information

Sponsors of clinical drug trials (other than Phase 1 trials) are required to register and disclose certain clinical trial information. Information related to the product, comparator, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of certain trials may be delayed until the new product or new indication being studied has been approved. However, there are evolving rules and increasing requirements for publication of trial-related information, and it is possible that data and other information from trials involving drugs that never garner approval could in the future be required to be disclosed. In addition, publication policies of major medical journals mandate certain registration and disclosures as a pre-condition for potential publication, even when this is not presently mandated as a matter of law. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

New Drug Application Review and Approval Processes

The results of drug candidate development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug candidate, proposed labeling and other relevant information are submitted to the FDA as part of an NDA, requesting approval to market the drug candidate for one or more proposed indications. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA.

The cost of preparing and submitting an NDA is substantial. Under federal law, NDAs are subject to substantial application user fees and the sponsor of an approved NDA is also subject to annual product and establishment user fees. Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2016, the user fee for each NDA application requiring clinical data is $2,374,200.  For fiscal year 2016, PDUFA also imposes an annual product fee for drugs ($114,450), and an annual establishment fee ($585,200) on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews each NDA to ensure that it is sufficiently complete for substantive review before it may be filed. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA’s goal is to review applications within ten months of the filing date or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months from the filing date. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether a drug candidate is safe and effective for its intended use and indication for use and whether its manufacturing is cGMP-compliant. The FDA may refer the NDA to an advisory committee consisting of a panel of external experts for review and recommendation as to whether the NDA should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its active pharmaceutical ingredient will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable criteria are not satisfied, or it may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a Complete Response Letter if the agency decides not to approve the NDA in its present form. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the Complete Response Letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a product receives regulatory approval, the approval may be limited to specific diseases, dosages, or indications for use, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post-approval trials, sometimes referred to as Phase 4 clinical trials, to further assess a drug’s safety and effectiveness after NDA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Expedited Development and Review Programs

The FDA has various programs, including fast track, priority review, accelerated approval, and breakthrough therapy designation, that are intended to increase agency interactions, expedite or facilitate the process for reviewing drug candidates, and/or provide for initial approval on the basis of surrogate endpoints. We believe that our product candidates may qualify for some of these expedited development and review programs. Even if a drug candidate qualifies for one or more of these programs, the FDA may later decide that the drug candidate no longer meets the conditions for qualification.

The Fast Track program is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug may request the FDA to designate the drug as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. Failure to conduct required post-approval trials, or the inability to confirm a clinical benefit during post-marketing trials, may allow the FDA to withdraw the drug from the market on an expedited basis. In addition, the FDA presently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

The Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, also amended the FDCA to require FDA to establish breakthrough therapy designation. A drug can be designated as a breakthrough therapy if it is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A sponsor may request that a drug be designated as a breakthrough therapy at any time during the clinical development of the product. If so designated, FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with the sponsor throughout the product’s development, providing timely advice to the sponsor to ensure that the development program to gather preclinical and clinical data is as efficient as practicable, involving senior managers and experienced review staff in a cross-disciplinary review, assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor, and taking steps to ensure that the design of the clinical trials is as efficient as practicable.

Post-Approval Requirements

Any products for which we may receive future FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting and analysis of adverse experiences with the product, providing the FDA with updated safety, efficacy and quality information, product sampling and distribution requirements, maintaining up-to-date labels, warnings, and contraindications, and complying with promotion and advertising requirements. Products may be promoted only for the approved indications and in accordance with the approved label; products cannot be promoted for unapproved, or off-label, uses, although physicians may prescribe drugs for off-label uses in accordance with the practice of medicine. Manufacturers must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to manufacturing processes often require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Manufacturers and other entities involved in the manufacturing and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic inspections for compliance with cGMP and other laws. FDA and state inspections may identify compliance issues at manufacturing that may disrupt production or distribution or may require substantial resources to correct.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market, such as adverse events, the existence or severity of which was unknown when the product was approved. Later discovery of previously unknown problems with a product may result in restrictions on the product or complete withdrawal from the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical trials, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal payments or penalties.

From time to time, new legislation is enacted that changes the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition, FDA regulations and guidance may be revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative or regulatory or policy changes will occur or be implemented and what the impact of such changes, if any, may be.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term to be extended up to five years as compensation for patent term effectively lost due to the FDA’s pre-market approval requirements. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension. Extensions are not granted as a matter of right and the extension must be applied for prior to expiration of the patent and within a 60 day period from the date the product is first approved for commercial marketing. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Where a product contains multiple active ingredients, if any one active ingredient has not been previously approved, it can form the basis of an extension of patent term provided the patent claims that ingredient or the combination.

In the future, we may apply for patent term restoration for some of our presently owned patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA; however, there can be no assurance that any such extension will be granted to us.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The specific scope varies, but fundamentally the FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity never previously approved by the FDA either alone or in combination. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the compound responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability trials, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric Information and Exclusivity

Under the FDCA, NDAs and certain supplements to NDAs must contain data adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. FDASIA, which was signed into law on July 9, 2012, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drug candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that costs of research and development of the drug for the indication can be recovered by sales of the drug in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Although there may be some increased communication opportunities, orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a drug candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in very limited circumstances, such as if the second applicant demonstrates the clinical superiority of its product or the manufacturer of the product with exclusivity is unable to assure sufficient quantities of the product. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. Orphan drug exclusivity could block the approval of our drug candidates for seven years if a competitor obtains approval of the same product as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease.

As in the United States, we may apply for designation of a drug candidate as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in the European Union enjoy economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product.

The FDA and foreign regulators expect holders of exclusivity for orphan drugs to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the orphan drug.

Pharmaceutical Coverage, Pricing, and Reimbursement

United States

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we obtain regulatory approval. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of any products for which we receive regulatory approval for commercial sale will therefore depend, in part, on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations.

Even if the FDA approves NDAs for our drug candidates, sales of our products will depend, in part, on the availability of coverage and reimbursement by third-party payors, such as government health programs, commercial or private insurance, and managed care organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for new products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular product or service does not ensure that other payors will also provide coverage for the product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Third-party payors are increasingly challenging the prices charged for products and services, examining the medical necessity and reviewing the cost-effectiveness of drugs, medical devices and medical services, in addition to questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

European Union

In Europe and many other foreign countries, the success of our drug candidates we may develop depends largely on obtaining and maintaining government reimbursement, because in many foreign countries patients are unlikely to use prescription pharmaceutical products that are not reimbursed by their governments. Negotiating reimbursement rates in foreign countries can delay the commercialization of a pharmaceutical product and generally results in a reimbursement rate that is lower than the net price that companies can obtain for the same product in the United States.

In some countries, such as Germany, commercial sales of a product can begin while the reimbursement rate that a company will receive in future periods is under discussion. In other countries, a company must complete the reimbursement discussions prior to the commencement of commercial sales of the pharmaceutical product. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of drugs for which their national health insurance systems provide reimbursement and to control the prices of drugs for human use. A member state may approve a specific price for the drug or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug on the market. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Other Healthcare Laws and Compliance Requirements

In addition to FDA restrictions on marketing of pharmaceutical products, pharmaceutical companies also are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws, and the reporting of payments to physicians and teaching hospitals. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and individual imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

In March 2010, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, PPACA, was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services, a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits. The Centers for Medicare and Medicaid Services, or CMS, have proposed to expand Medicaid rebate liability to the territories of the United States as well. In addition, PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

•

In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. Effective in 2010, PPACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the present state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

•

Effective in 2011, PPACA imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”).

•

Effective in 2011, PPACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•

As part of efforts to further transparency of payments made by pharmaceutical companies to physicians, PPACA required manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers were required to begin reporting this information to CMS beginning in 2014. Annual reporting is required and records of payments are publicly available for review on the CMS website.

•

As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to PPACA to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•

PPACA created the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•

PPACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Anti-Kickback Laws

U.S. federal laws, including the federal Anti-Kickback Statute, prohibit fraud and abuse involving state and federal healthcare programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various federal agencies, including CMS, the Department of Justice, and the Office of Inspector General for the U.S. Department of Health and Human Services, or HHS, and various state agencies. These anti-kickback laws prohibit, among other things, any person from knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program. Remuneration is broadly defined to include anything of value, such as cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies, or equipment. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. The anti-kickback laws are broad and prohibit many arrangements and practices that are lawful in businesses outside of the healthcare industry. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation.

The penalties for violating the anti-kickback laws can be severe. The sanctions include criminal and civil penalties, and possible exclusion from the federal healthcare programs. Many states have adopted laws similar to the federal anti-kickback laws, and some apply to items and services reimbursable by any payor, including third-party payors.

Federal and State Prohibitions on False Claims

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. Under the False Claims Act, a person acts knowingly if he has actual knowledge of the information or acts in deliberate ignorance or in reckless disregard of the truth or falsity of the information. Although we would not submit claims directly to government payors, manufacturers can be held liable under the False Claims Act if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law.

Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual on behalf of the federal government who shares in any amounts paid by the defendant to the government in connection with the action. The number of filings under these provisions has increased significantly in recent years. Conduct that violates the False Claims Act may also lead to exclusion from the federal healthcare programs. Further, violations of the False Claims Act can result in very significant monetary penalties and treble damages. In addition, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Many states have enacted similar laws modeled after the False Claims Act that apply to items and services reimbursed under Medicaid and other state healthcare programs, and, in several states, such laws apply to claims submitted to all payors. Given the significant size of actual and potential settlements, it is expected that the government authorities will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

Federal Prohibitions on Healthcare Fraud and False Statements Related to Healthcare Matters

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, PPACA broadened the reach of certain criminal healthcare fraud statutes created under HIPAA by amending the intent requirement such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Health Insurance Portability and Accountability Act

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 26, 2013, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.

Physician Payment Sunshine Act

There has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Physician Payment Sunshine Act requires most pharmaceutical manufacturers to report annually to the Secretary of HHS payments or “transfers of value” made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Over the next several years, we will need to dedicate significant resources to establish and maintain systems and processes in order to comply with these regulations. Failure to comply with the reporting requirements can result in significant civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1.0 million per year for “knowing failures.” Covered manufacturers were required to begin collecting data on August 1, 2013 and submit reports on aggregate payment data to the government for the first reporting period (August 1, 2013 – December 31, 2013) by March 31, 2014, and were required to report detailed payment data for the first reporting period and submit legal attestation to the completeness and accuracy of such data by June 30, 2014. Thereafter, covered manufacturers covered manufacturers must submit reports by the 90th day of each subsequent calendar year. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities. Similar laws have been enacted or are under consideration in foreign jurisdictions, including France which has adopted the Loi Bertrand, or French Sunshine Act, which became effective in 2013.

Non-U.S. Healthcare Laws

To the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. By way of example, in the United States, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for outpatient drug purchases by those covered by Medicare under a new Part D and introduced a new reimbursement methodology based on average sales prices for Medicare Part B physician-administered drugs. As a result of this legislation and the expansion of federal coverage of drug products, there is additional pressure to contain and reduce costs. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. These cost reduction initiatives and other provisions of the MMA could decrease the coverage and reimbursement that we receive for any approved products, and could seriously harm our business.

In addition, in March 2010, PPACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans, imposed mandatory discounts for certain Medicare Part D beneficiaries, subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs and imposed an annual excise tax of 2.3% on any entity that manufactures or imports medical devices.

On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Tax Payer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drugs once approved or additional pricing pressures.

Employees

As of December 31, 2015, we had 61 full-time employees. Of these employees, 44 are engaged in research and development. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

We lease approximately 34,409 square feet of office space in South San Francisco, California under a lease that expires on January 19, 2020. We believe that our existing facilities and other available properties will be sufficient for our needs for the foreseeable future.

Legal Proceedings

We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this report, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Corporate Information

Our principal executive offices are located at 333 Allerton Avenue, South San Francisco, CA 94080, and our telephone number is (650) 741-0900.  Our website address is www.myokardia.com.  We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report on Form 10-K.

We use various trademarks and trade names in our business, including without limitation our corporate name and logo. All other trademarks or trade names, including without limitation corporate names and logos, referred to in this report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. We would cease to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Information About Segments and Geographic Areas

In accordance with The Financial Accounting Standards Board (or FASB) Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, we have determined that we operate and manage our business as one reportable and operating segment. Decisions regarding our overall operating performance and allocation of our resources are assessed on a consolidated basis. Our operations and assets are predominantly located in the United States.

Available Information

We post our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on the Investors & Media section of our public website (www.myokardia.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. The contents of these websites are not incorporated into this Annual Report on Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual references only. You may also read and copy any document we file with the SEC at its public reference facility at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

ITEM 1A.	RISK FACTORS

You should consider carefully the following risk factors, together with all the other information in this report, including our consolidated financial statements and notes thereto, and in our other public filings with the SEC.  The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

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

Our lead product candidate, MYK-461, is in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of any product candidates. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our net loss for the years ended December 31, 2014 and 2015 was $16.8 million and $22.9 million, respectively. As of December 31, 2015, we had an accumulated deficit of $64.7 million. We expect to incur increasing losses for several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

As of December 31, 2015, our cash and cash equivalents were $112.3 million. In October 2015, we sold 6,253,125 shares of common stock in our initial public offering, the net proceeds of which totaled approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. We intend to use our cash and cash equivalents to fund the clinical development of MYK-461 through the completion of Phase 2 clinical trials, the advancement of our ongoing preclinical, discovery and research programs and the expansion of our platform, including SHaRe, as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, MYK-461 and our other product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

If the results of our clinical trials are inconclusive or if there are safety concerns or adverse events associated with our product candidates, we may:

•	be delayed in obtaining marketing approval for our product candidates, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to changes in the way the product is administered;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•	have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;
•	be subject to the addition of labeling statements, such as warnings or contraindications;
•	be sued; or
•	experience damage to our reputation.

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

Failure to obtain marketing approval in international jurisdictions would prevent our products from being marketed in such jurisdictions.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for the commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for MYK-461 for our Phase 1 clinical trials from third-party manufacturers. We do not have a long term supply agreement with the third-party manufacturers, and we purchase our required drug supply on a purchase order basis. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms.

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

The facilities used by our contract manufacturers to manufacture any of our future products must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the cGMP regulation for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Third-party manufacturers may not be able to comply with cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

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

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary products and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and medicines that are important to our business. To date, we own 2 issued patents that cover our proprietary technology or product candidates. We cannot be certain that we will secure any additional rights to any issued patents with claims that cover any of our proprietary technology or product candidates.

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

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

•

analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U. S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug;

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

We are highly dependent on our scientific advisors and founders and the principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives and scientific experts in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, as well as from academic and research institutions, for individuals with similar skill sets. In addition, any failure of our programs to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or the loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2015, we had 61 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. While we have determined that an ownership change occurred in April 2015 in connection with our Series B redeemable convertible preferred stock financing, we do not believe that this ownership change will result in the expiration of any of our existing NOLs prior to utilization. We may experience subsequent shifts in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

In addition, as of December 31, 2015, there were 1,318,647 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. Moreover, holders of an aggregate of approximately 17.4 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of March 11, 2016, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 66.6% of our outstanding voting stock.  These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We have broad discretion in the use of our cash and cash equivalents and may not use them effectively.

Our management will have broad discretion in the application of our existing cash and cash equivalents, including the net proceeds from our initial public offering, and you will not have the opportunity to assess whether our existing cash and cash equivalents are being used appropriately. Because of the number and variability of factors that will determine our use of our existing cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders.

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

We will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting starting with our 2016 Annual Report on Form 10-K and an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws, which will become effective immediately prior to the closing of this offering, include provisions that:

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

•	provide that our directors may be removed only for cause and with the vote of the holders of 75% or more of our outstanding capital stock then entitled to vote at an election of directors;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even if less than a quorum;
•	specify that no stockholder is permitted to cumulate votes at any election of directors;
•	expressly authorize our board of directors to modify, alter or repeal our amended and restated bylaws; and
•	require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated bylaws.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In September 2014, we leased approximately 34,409 square feet of office space in South San Francisco, California which serves as our corporate headquarters under a lease that expires on January 19, 2020. We believe that our existing facilities and other available properties will be sufficient for our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock has been trading on The NASDAQ Global Select Market under the symbol “MYOK” since it began trading on October 29, 2015.  Prior to this date, there was no public market for our common stock. The following table sets forth the high and low intraday sale prices per share of our common stock for the periods indicated as reported by The NASDAQ Global Select Market.

	High	Low
2015
4th Quarter	$16.76	$8.98

HOLDERS OF COMMON STOCK

As of March 15, 2016, we had 27,016,081 shares of common stock outstanding held by approximately 75 stockholders of record. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

STOCK PERFORMANCE GRAPH

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since October 29, 2015, which is the date our common stock first began trading on the NASDAQ Global Select Market, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	October 29, 2015	December 31, 2015
MyoKardia, Inc. (MYOK)	MYOK	$100	132
NASDAQ Composite (^IXIC)	IXIC	$100	99
NASDAQ Biotechnology (^NBI)	NBI	$100	102

DIVIDEND POLICY

We have never declared or paid any cash dividends. We currently expect to retain all future earnings, if any, for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except share and per share data)	2015	2014	2013

Consolidated Statement of Operations Data:
Collaboration and license revenue	$14,199	$5,916	$—
Operating expenses:
Research and development	28,393	18,296	11,603
General and administrative	9,019	4,838	2,029
Total operating expenses	37,412	23,134	13,632
Loss from operations	(23,213)	(17,218)	(13,632)
Interest and other income, net	(47)	2	—
Change in fair value of redeemable convertible preferred stock call option liability	314	387	932
Net loss and comprehensive loss	(22,946)	(16,829)	(12,700)
Cumulative dividend relating to redeemable convertible preferred stock	(5,151)	(2,864)	(1,087)
Accretion of redeemable convertible preferred stock to redemption value	(98)	(158)	(179)
Net loss attributable to common stockholders	$(28,195)	$(19,851)	$(13,966)
Net loss per share attributable to common stockholders, basic and diluted	$(4.48)	$(11.30)	$(11.98)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	6,292,800	1,756,900	1,165,867

	As of December 31,
	2015	2014	2013

Consolidated Balance Sheet Data:
Cash and cash equivalents	$112,265	$43,648	$1,911
Working capital	91,572	26,348	(125)
Total assets	116,580	46,889	4,703
Redeemable convertible preferred stock	—	51,588	19,388
Accumulated deficit	(64,685)	(36,906)	(17,247)
Total stockholders’ equity (deficit)	93,873	(36,906)	(17,247)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with “Item 6. Selected Consolidated Financial Data” and our financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption "Item 1A. Risk Factors."

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

Financial Overview

We have not generated net income from operations, and, as of December 31, 2015, we had an accumulated deficit of $64.7 million, primarily as a result of research and development and general and administrative expenses.

To date, all of our revenue has been derived from non-refundable payments under the license and collaboration agreement we entered into with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., in August 2014, which we refer to as the Collaboration Agreement, and we have not yet generated any revenue from product sales. We have never been profitable and have incurred net losses in each year since commencement of our operations. We expect to incur significant and increasing losses from operations for the foreseeable future, and we can provide no assurance that we will ever generate significant revenue or profits.

Through December 31, 2015, we have financed our operations through an initial public offering, private placements of redeemable convertible preferred stock and payments received under the Collaboration Agreement. On October 29, 2015, we closed our initial public offering (IPO) of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. In April 2015, we received net proceeds of $45.8 million from the sale of shares of our Series B redeemable convertible preferred stock. As of December 31, 2015, we had cash and cash equivalents of $112.3 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months.

We have no manufacturing facilities, and all of our manufacturing activities are contracted out to a third party. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and trials. We do not yet have a sales organization.

We expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform and the discovery, development and potential commercialization of MYK-461, our lead product candidate, and additional product candidates that we intend to pursue. Specifically, we expect to continue to incur substantial expenses in connection with our existing Phase 1 clinical trials and any Phase 2 and Phase 3 clinical trials that we may conduct for MYK-461. We will need substantial additional funding to support our operating activities as we advance MYK-461 and other potential product candidates through clinical development, seek regulatory approval and prepare for, and if approved, proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all.

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

Under the Collaboration Agreement, Sanofi also agreed to provide up to $200.0 million in upfront and milestone payments, equity investments and research and development support. To date, of such amount, we have received from Sanofi an initial non-refundable upfront cash payment of $35.0 million and equity investments of $10.0 million in exchange for Series A-1 redeemable convertible preferred stock, $5.0 million in exchange for Series B redeemable convertible preferred stock and $9.0 million in exchange for shares of our common stock in our initial public offering. The total payments we were originally eligible to receive also include a $45.0 million continuation payment, a $25.0 million milestone-based payment, and an obligation from Sanofi to purchase an additional $40.0 million of our capital stock if Sanofi provided notice of its intent to continue the collaboration prior to December 31, 2016. Under the Collaboration Agreement, Sanofi’s obligation to purchase the additional $40.0 million of our capital stock (which was reduced by $5.0 million for its purchase of the Series B redeemable convertible preferred stock) terminated in connection with our initial public offering in October 2015. Additionally, we are eligible to receive up to $45.0 million of approved in-kind research and clinical activities.

Components of Operating Results

Collaboration and License Revenue

We generate revenue from the Collaboration Agreement with Sanofi for the development and commercialization of products under the collaboration.

Operating Expense

Research and Development Expenses

Research and development expenses consist of salaries and benefits, including stock-based compensation, lab supplies and facility costs, as well as fees paid to CROs to conduct certain research and development activities on our behalf. Amounts incurred in connection with collaboration and license agreements are also included in research and development expense. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, market research, rent and other general operating expenses not otherwise classified as research and development expenses.

Change in Fair Value of Redeemable Convertible Preferred Stock Call Option Liability

We determined that our obligation to issue additional shares of our redeemable convertible preferred stock represented a freestanding financial instrument. The freestanding redeemable convertible preferred stock call option liability was initially recorded at fair value, with fair value changes recognized as increases or reductions in the consolidated statements of operations and comprehensive loss. We continued to adjust the liability for changes in fair value until the issuance of Series B in April 2015 upon which it was reclassified to permanent equity with no further remeasurement required. We had recorded a preferred stock call option liability, net in September 2012 related to the Series A redeemable convertible preferred stock financing, which was extinguished in July 2014 at the time of the final closing of the Series A redeemable convertible preferred stock financing. We had recorded a redeemable convertible preferred stock call option liability in August 2014 related to the Collaboration Agreement, which was extinguished in April 2015 at the time of the closing of the Series B redeemable convertible preferred stock financing.

Critical Accounting Policies, Significant Judgments and Use of Estimates

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

Stock-Based Compensation Expense

We account for stock-based compensation arrangements with employees in accordance with ASC 718, Stock Compensation. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments including stock options. Our determination of the fair value of stock options on the date of grant utilizes the Black-Scholes option-pricing model for stock options with time-based vesting, and is impacted by our common stock price as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.

The fair value is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. We estimate future forfeitures at the date of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustments as the underlying equity instruments vest. The fair value of options granted to consultants is expensed when vested. The non-employee stock-based compensation expense was not material for all periods presented.

Estimating the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

Expected Term—The expected term assumption represents the weighted average period that the stock-based awards are expected to be outstanding. We have elected to use the “simplified method” for estimating the expected term of the options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.

Expected Volatility—For all stock options granted to date, the volatility data was estimated based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, we considered the industry, stage of development, size and financial leverage of potential comparable companies.

Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input. We currently have no history or expectation of paying cash dividends on its common stock.

Risk-Free Interest Rate—The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

Stock-based awards granted include time-based, performance and market-based stock options. Stock-based compensation expense for performance stock options is based on the probability of achieving certain performance criteria, as defined in the individual option grant agreement. We estimate the number of performance options ultimately expected to vest and recognize stock-based compensation expense for those options expected to vest when it becomes probable that the performance criteria will be met and the options vest. As of December 31, 2015, no stock-based compensation expense had been recorded in relation to any such options to purchase shares of common stock because achievement of the applicable performance criteria had not been considered probable.

We estimated the fair value of the time-based and performance-based employee stock options using the Black-Scholes option-pricing model based on the date of grant with the following assumptions:

	Year Ended December 31,
	2015	2014

Risk-free interest rate	1.53%-1.94%	1.7%-2.0%
Expected life (in years)	5.5-6.5	6.0-6.1
Volatility	79%-109%	84%-94%
Dividend yield	0%	0%

We have also granted stock options to purchase common stock that vest upon the achievement of market-based stock price targets. For these options, we estimated the fair value on the original grant date using a Monte-Carlo simulation model, and since our IPO, we have recognized the stock-based compensation expense on a straight-line basis over the implicit service period as derived under that simulation.

In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our stock-based compensation expense calculations on a prospective basis.

Following our initial public offering on October 29, 2015, the fair value of shares of our common stock underlying stock option grants is determined by our board of directors or the compensation committee thereof based on The NASDAQ Global Select market closing price of our common stock on the date of grant.

Estimated Fair Value of Redeemable Convertible Preferred Stock Call Option Liabilities

We determined that our obligation to issue, and our investors’ obligation to purchase, additional shares of redeemable convertible preferred stock represented a freestanding financial instrument, which we accounted for as a call option liability. The fair value of the redeemable convertible preferred stock call option liability was calculated based on significant inputs not observed in the market using an option pricing model with inputs as of the valuation measurement dates, including the fair value of our redeemable convertible preferred stock, the estimated volatility of the price of our redeemable convertible preferred stock, the expected term of the call option and the risk-free interest rates.

The freestanding convertible preferred stock call option liability was initially recorded at fair value, with fair value changes recognized as increases or reductions to other income (expense), net in the consolidated statement of operations and comprehensive loss. At the time of the exercise of the call option, any remaining value of the option was recorded as a capital transaction.

Estimating the fair value of call option liabilities using option pricing models is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much other income (expense), net is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. However, because these are non-cash income (expense) items, there has been no impact on liquidity or capital resources for any of the periods presented.

Income Taxes

We provide for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized.

We account for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

As of December 31, 2015, our total deferred tax assets were $24.8 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses, or NOLs. Utilization of NOLs may be limited by the “ownership change” rules, as defined in Section 382 of the Code. Similar rules may apply under state tax laws. We determined that an ownership change occurred on April 20, 2015, in connection with our Series B redeemable convertible preferred stock financing that resulted in an annual limitation, but that all NOLs generated prior to April 20, 2015, can be utilized prior to expiration if we earn sufficient taxable income. We determined that no ownership change occurred with our initial public offering in October 2015.  Our ability to use our remaining NOLs may be further limited if we experience an ownership change in connection with any future offerings or as a result of future changes in our stock ownership.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2015

The following table summarizes our results of operations during the periods indicated (in thousands):

	Year Ended December 31,		Increase/
	2015	2014	(Decrease)

Collaboration and license revenue	$14,199	$5,916	$8,283
Operating expenses:
Research and development	28,393	18,296	10,097
General and administrative	9,019	4,838	4,181
Total operating expenses	37,412	23,134	14,278
Loss from operations	(23,213)	(17,218)	(5,995)
Interest and other income (expense), net	(47)	2	(49)
Change in fair value of redeemable convertible preferred stock call option liability	314	387	(73)
Net loss and comprehensive loss	$(22,946)	$(16,829)	$(6,117)

Collaboration and License Revenue

Collaboration and license revenue increased by $8.3 million during the year ended December 31, 2015, which was entirely attributable to revenue we recognized from the initial upfront payment of $35.0 million under the Collaboration Agreement with Sanofi we entered into in August 2014.

Research and Development Expenses

Research and development expenses increased $10.1 million, or 55%, from $18.3 million for 2014 to $28.4 million for 2015. The increase in research and development expenses was primarily due to an increase of $7.0 million in clinical study and drug formulation and manufacturing costs, $2.5 million in payroll expenses as a result of an increase in our employee headcount, $1.0 million in facilities costs and $0.7 million in professional fees as we expanded our operations to begin preparations for our clinical trial, offset by a $0.9 million decrease in preclinical development costs. For the years ended December 31, 2014 and 2015, substantially all of our research and development expenses related to our MYK-461 drug development activity and other preclinical product candidates.

General and Administrative Expenses

General and administrative expenses increased $4.2 million, or 86%, from $4.8 million for 2014 to $9.0 million for 2015. The increase in general and administrative expenses was primarily due to an increase of $2.5 million in additional payroll expenses as a result of an increase in our employee headcount, $0.9 million in facilities and office costs as we expanded our infrastructure, and $0.2 million in market research costs.

Interest and Other Income (Expense), Net

Interest and other expense, net, was an expense of $47,000 for the year ended December 31, 2015 primarily due to forgiveness of a loan receivable.  Interest and other income was $2,000 for the year ended December 31, 2014 and related to interest earned on our outstanding cash balances.

Change in Fair Value of Redeemable Convertible Preferred Stock Call Option Liability

The change in the fair value of the redeemable convertible preferred stock call option liability resulted in a gain of $0.3 million in 2015 and a gain of $0.4 million in 2014. The gains recorded in 2015 and 2014 were primarily due to the changes in the fair value of the redeemable convertible preferred stock call option liability associated with the redeemable convertible preferred stock financings and the Collaboration Agreement.

Comparison of the Years Ended December 31, 2013 and 2014

The following table summarizes our results of operations during the periods indicated (in thousands):

	Year Ended December 31,		Increase/
	2014	2013	(Decrease)

Collaboration and license revenue	$5,916	$—	$5,916
Operating expenses:
Research and development	18,296	11,603	6,693
General and administrative	4,838	2,029	2,809
Total operating expenses	23,134	13,632	9,502
Loss from operations	(17,218)	(13,632)	(3,586)
Interest and other income (expense), net	2	—	2
Change in fair value of redeemable convertible preferred stock call option liability	387	932	(545)
Net loss and comprehensive loss	$(16,829)	$(12,700)	$(4,129)

Collaboration and License Revenue

Collaboration and license revenue increased by $5.9 million during the year ended December 31, 2014, which was entirely due to revenue we recognized from the initial upfront payment of $35.0 million under the Collaboration Agreement with Sanofi we entered into in August 2014.

Research and Development Expenses

Research and development expenses increased $6.7 million, or 58%, from $11.6 million for 2013 to $18.3 million for 2014. The increase in research and development expenses was primarily due to an increase of $2.6 million in payroll expenses for 2014 as a result of an increase in our employee headcount, a $1.5 million increase in preclinical development costs, a $0.9 million increase in manufacturing costs, a $0.9 million increase in clinical trial costs related to the preparation for our Phase 1 clinical trials and an increase of $0.7 million in professional fees as we expanded our operations to begin preparations for our clinical trial. For the years ended December 31, 2013 and 2014, substantially all of our research and development expenses related to our MYK-461 drug development activity and other preclinical product candidates.

General and Administrative Expenses

General and administrative expenses increased $2.8 million, or 138%, from $2.0 million for 2013 to $4.8 million for 2014. The increase in general and administrative expenses was primarily due to an increase in professional services expenses of $1.4 million incurred during the 2014 period, consisting of accounting, legal, and consulting costs, and additional payroll expenses of $0.9 million as we expanded our infrastructure.

Interest and Other Income (Expense), Net

Interest income was zero and $2,000 for the years ended December 31, 2013 and 2014, respectively, related to interest earned on our outstanding cash balances.

Change in Fair Value of Redeemable Convertible Preferred Stock Call Option Liability

The change in the fair value of the redeemable convertible preferred stock call option liability was a gain of $0.9 million in 2013 and a gain of $0.4 million in 2014. The income recorded in 2013 and 2014 was primarily due to a change in the fair value of the redeemable convertible preferred stock call option liability associated with the redeemable convertible preferred stock financings and the Collaboration Agreement.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our equity securities, payments received in connection with the Collaboration Agreement, and our initial public offering. During 2014, we received net proceeds of $28.9 million from the sale of Series A and Series A-1 redeemable convertible preferred stock and, in August 2014, we received an upfront payment of $35.0 million from Sanofi in connection with the entry into the Collaboration Agreement. In April 2015, we received net proceeds of $45.8 million from the sale of Series B redeemable convertible preferred stock.  Pursuant to the IPO in October 2015, we received net proceeds of $55.6 million, net of underwriting discounts, commissions and offering costs, from our initial public offering and as of December 31, 2015, we had cash and cash equivalents of $112.3 million.

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize MYK-461 or other product candidates.

We expect that our existing cash and cash equivalents will provide sufficient funds to sustain operations through at least the next 12 months based on our existing business plan. However, we expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform and the discovery, development and potential commercialization of MYK-461 and any additional product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our Phase 1 clinical trials for MYK-461 and any Phase 2 or Phase 3 clinical trials that we may conduct. Furthermore, if our Phase 1 and potential Phase 2 and 3 clinical trials are successful, or our other product candidates enter clinical trials or the discovery stage, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2015	2014	2013

Net cash (used in) provided by:
Operating activities	$(32,100)	$13,658	$(12,531)
Investing activities	(1,252)	(976)	(1,169)
Financing activities	101,969	29,055	10,953
Net increase (decrease) in cash and cash equivalents	$68,617	$41,737	$(2,747)

Cash Used in Operating Activities

Net cash used in operating activities was $32.1 million for the year ended December 31, 2015 as compared to net cash provided by operating activities for the year ended December 31, 2014 of $13.7 million. Cash used in operating activities in 2015 was primarily due to the use of funds in our operations that resulted in a net loss of $22.9 million, as well as changes in other operating assets and liabilities, including a decrease of $14.2 million in deferred revenue associated with the upfront cash payment received in August 2014 in connection with the Collaboration Agreement, offset by an increase in accounts payable and accrued liabilities of $4.2 million.  Cash provided by operating activities in 2014 was primarily due to an increase of $28.4 million in deferred revenue associated with the upfront cash payment received in August 2014 in connection with the Collaboration Agreement, offset by the use of funds in our operations that resulted in a net loss of $16.8 million, as well as changes in other operating assets and liabilities, including an increase of accrued liabilities of $1.5 million.

Net cash used in operating activities was $12.5 million in 2013 and net cash provided by operating activities was $13.7 million in 2014. Cash used in operating activities in 2013 was primarily due to the use of funds in our operations related to the development of our product candidates. Cash provided by operating activities in 2014 was primarily due to an increase of $28.4 million in deferred revenue associated with the upfront cash payment received in August 2014 in connection with the Collaboration Agreement, offset by the use of funds in our operations that resulted in a net loss of $16.8 million, as well as changes in other operating assets and liabilities, including an increase of accrued liabilities of $1.5 million.

Cash Used in Investing Activities

Cash used in investing activities for all periods presented consisted primarily of investments in equipment. During the year ended December 31, 2014, we also had an increase in restricted cash due to requirements under lease obligations.

Cash Provided by Financing Activities

Cash provided by financing activities was $102.0 million for the year ended December 31, 2015, compared to $29.1 million in the year ended December 31, 2014. Cash provided by financing activities in the year ended December 31, 2015 consisted of net proceeds of $55.8 million received during the year from the initial public offering through the issuance of common stock. The Company accrued $0.2 million in offering costs as of December 31, 2015 which will decrease the net proceeds once paid. In addition, cash provided by financing activities during 2015 consisted of $45.8 million in net proceeds from the issuance of Series B redeemable convertible preferred stock. Cash provided by financing activities was $29.1 million in the year ended December 31, 2014 consisting primarily of net proceeds from the issuance of Series A and Series A-1 redeemable convertible preferred stock.

Cash provided by financing activities was $11.0 million in the year ended December 31, 2013 as compared to $29.1 million in the year ended December 31, 2014. Cash provided by financing activities in both years consisted primarily of net proceeds from the issuance of redeemable convertible preferred stock.

Contractual Obligations and Commitments

As of December 31, 2015, we have lease obligations consisting of an operating lease for our operating facility for approximately 34,400 square feet, which we executed in September 2014. The term of the lease commenced in January 2015 and expires in January 2020.

The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
Lease obligations, net	$1,360	$4,522	$80	$0	$5,962

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC. See Note 6, Commitments and Contingencies, to our consolidated financial statements appearing in this annual report on Form 10-K regarding our guarantees and indemnifications.

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing in this annual report on Form 10-K regarding recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2015, we had cash and cash equivalents of $112.3 million, consisting of interest-bearing money market accounts, which would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities of our cash and cash equivalents and the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.

In addition, we are also exposed to foreign currency exchange rate risk inherent in our contracts with research institutions and contract research organizations as certain services are performed by them outside the United States. We have payments due to one Australian vendor in foreign currency. A significant movement in the Australian dollar may have a material impact on our financial position in the future.

We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report on Form 10-K on pages F-1 through F-28.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Vice President, Corporate Controller, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Vice President, Corporate Controller have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2015, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our website, which is located at  www.myokardia.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS

Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K, beginning on page F-1.

(2) FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted in this Annual Report on Form 10-K because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(b) Exhibits.  The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

MYOKARDIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MyoKardia, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows present fairly, in all material respects, the financial position of MyoKardia, Inc. and its subsidiary at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 18, 2016

MYOKARDIA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$112,265	$43,648
Prepaid expenses and other current assets	1,282	430
Total current assets	113,547	44,078
Property and equipment, net	2,744	2,423
Other long term assets	289	388
Total assets	$116,580	$46,889
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$2,143	$886
Accrued liabilities	5,633	2,331
Redeemable convertible preferred stock call option liability, net	—	314
Deferred revenue	14,199	14,199
Total current liabilities	21,975	17,730
Other long-term liabilities	732	278
Deferred revenue—noncurrent	—	14,199
Total liabilities	22,707	32,207
Commitments and contingencies (Note 6)
Series A redeemable convertible preferred stock, $0.0001 par value, zero and 38,500,000 shares, authorized at December 31, 2015 and 2014, respectively; zero and 38,250,000 shares, issued and outstanding at December 31, 2015 and 2014, respectively; liquidation value of zero and $42,006, at December 31, 2015 and 2014, respectively	—	41,359
Series A-1 redeemable convertible preferred stock, $0.0001 par value, zero and 6,666,667 shares, authorized at December 31, 2015 and 2014, respectively; zero and 6,666,667 shares, issued and outstanding at December 31, 2015 and 2014, respectively; liquidation value of zero and $10,327, at December 31, 2015 and 2014, respectively	—	10,229
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000, and 65,000,000 shares authorized at December 31, 2015 and 2014, respectively; 27,053,156 and 3,634,434 shares, issued and outstanding at December 31, 2015 and 2014, respectively	3	—
Additional paid-in capital	158,555	—
Accumulated deficit	(64,685)	(36,906)
Total stockholders’ equity (deficit)	93,873	(36,906)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$116,580	$46,889

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013

Collaboration and license revenue	$14,199	$5,916	$—
Operating expenses:
Research and development	28,393	18,296	11,603
General and administrative	9,019	4,838	2,029
Total operating expenses	37,412	23,134	13,632
Loss from operations	(23,213)	(17,218)	(13,632)
Interest and other income, net	(47)	2	—
Change in fair value of redeemable convertible preferred stock call option liability	314	387	932
Net loss and comprehensive loss	(22,946)	(16,829)	(12,700)
Cumulative dividend relating to redeemable convertible preferred stock	(5,151)	(2,864)	(1,087)
Accretion of redeemable convertible preferred stock to redemption value	(98)	(158)	(179)
Net loss attributable to common stockholders	$(28,195)	$(19,851)	$(13,966)
Net loss per share attributable to common stockholders, basic and Diluted	$(4.48)	$(11.30)	$(11.98)
Weighted average number of shares used to compute net loss per share attributable to common stockholders, basic and diluted	6,292,800	1,756,900	1,165,867

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock								Additional		Total
	Series A		Series A-1		Series B		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
BALANCE—December 31, 2012	8,600,000	$7,648	—	$—	—	$—	1,794,554	$—	$—	$(3,382)	$(3,382)
Issuance of common stock in exchange for a note receivable	—	—	—	—	—	—	204,081	—	38	—	38
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $15 and tranche liability of $161	10,650,000	10,474	—	—	—	—	—	—	—	—	—
Issuance of common stock and restricted stock for stock option exercises	—	—	—	—	—	—	1,179,446	—	5	—	5
Vesting of early exercised stock options and restricted stock	—	—	—	—	—	—	—	—	17	—	17
Share-based compensation	—	—	—	—	—	—	—	—	41	—	41
Dividends on redeemable convertible preferred stock	—	1,087	—	—	—	—	—	—	(101)	(986)	(1,087)
Accretion of redeemable convertible preferred stock to redemption value	—	179	—	—	—	—	—	—	—	(179)	(179)
Net loss	—	—	—	—	—	—	—	—	—	(12,700)	(12,700)
BALANCE—December 31, 2013	19,250,000	19,388	—	—	—	—	3,178,081	—	—	(17,247)	(17,247)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $7 and tranche liability of $288	19,000,000	19,282	—	—	—	—	—	—	—	—	—
Issuance of Series A-1 redeemable convertible preferred stock, net of issuance costs of $104	—	—	6,666,667	9,896	—	—	—	—	—	—	—
Issuance of common stock for stock option exercises	—	—	—	—	—	—	480,723	—	4	—	4
Repurchase of early exercised stock options					—	—	(24,370)	—	(8)	—	(8)
Vesting of early exercised stock options and restricted stock	—	—	—	—	—	—	—	—	104	—	104
Share-based compensation	—	—	—	—	—	—	—	—	92	—	92
Dividends on redeemable convertible preferred stock	—	2,537	—	327	—	—	—	—	(192)	(2,672)	(2,864)
Accretion of redeemable convertible preferred stock to redemption value	—	152	—	6	—	—	—	—	—	(158)	(158)
Net loss	—	—	—	—	—	—	—	—	—	(16,829)	(16,829)
BALANCE—December 31, 2014	38,250,000	41,359	6,666,667	10,229	—	—	3,634,434	—	—	(36,906)	(36,906)
Issuance of Common Stock during initial public offering (IPO), net of issuance costs of $6,903	—	—	—	—	—	—	6,253,125	1	55,626	—	55,627
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $163	—	—	—	—	17,068,646	45,837	—	—	—	—	—
Issuance of common stock for stock option exercises	—	—	—	—	—	—	352,978	—	—	—	—
Vesting of early exercised stock options and restricted stock	—	—	—	—	—	—	—	—	177	—	177
Repurchase of early exercised stock options	—	—	—	—	—	—	(54,128)	—	(19)	—	(19)
Share-based compensation	—	—	—	—	—	—	—	—	516	—	516
Dividends on redeemable convertible preferred stock	—	2,541	—	663	—	1,947	—	—	(416)	(4,735)	(5,151)
Accretion of redeemable convertible preferred stock to redemption value	—	73	—	12	—	12	—	—	—	(98)	(98)
Conversion of Series A redeemable convertible preferred stock into common stock during IPO	(38,250,000)	(43,973)	—	—	—	—	10,408,162	1	43,972	—	43,973
Conversion of Series A-1 redeemable convertible preferred stock into common stock during IPO	—	—	(6,666,667)	(10,904)	—	—	1,814,059	—	10,904	—	10,904
Conversion of Series B redeemable convertible preferred stock into common stock during IPO	—	—	—	—	(17,068,646)	(47,796)	4,644,526	1	47,795	—	47,796
Net loss	—	—	—	—	—	—	—	—	—	(22,946)	(22,946)
BALANCE—December 31, 2015	—	$—	—	$—	—	$—	27,053,156	$3	$158,555	$(64,685)	$93,873

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013

Cash flows from operating activities
Net loss	$(22,946)	$(16,829)	$(12,700)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	516	92	41
Depreciation and amortization	965	712	478
Gain on disposal of equipment	(4)	—	—
Redeemable convertible preferred stock call option liability, net issued in connection with license and collaboration agreement	—	686	—
Change in fair value of redeemable convertible preferred stock call option liability, net	(314)	(387)	(932)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(852)	(198)	(122)
Other long term assets	39	—	—
Accounts payable	1,301	(340)	63
Accrued liabilities	2,940	1,540	378
Other long term liabilities	454	(16)	263
Deferred revenue	(14,199)	28,398	—
Net cash (used in) provided by operating activities	(32,100)	13,658	(12,531)
Cash flow from investing activities
Purchases of property and equipment	(1,446)	(716)	(1,169)
Proceeds from sale of equipment	134	—	—
Decrease (increase) in restricted cash	60	(260)	—
Net cash used in investing activities	(1,252)	(976)	(1,169)
Cash flow from financing activities
Proceeds from issuance of common stock during IPO, net of issuance costs	55,780	—	—
Proceeds from issuance of Series A preferred stock, net of issuance costs	—	18,994	10,635
Proceeds from issuance of Series A-1 preferred stock, net of issuance costs	—	9,896	—
Proceeds from issuance of Series B preferred stock, net of issuance costs	45,837	—	—
Proceeds from exercise of stock options	352	165	318
Net cash provided by financing activities	101,969	29,055	10,953
Net increase (decrease) in cash and cash equivalents	68,617	41,737	(2,747)
Cash and cash equivalents at beginning of period	43,648	1,911	4,658
Cash and cash equivalents at end of period	$112,265	$43,648	$1,911
Non-cash investing and financing activities:
Unpaid IPO-related costs included in period-end accrued liabilities	$153	$—	$—
Vesting of early exercised options and restricted stock	$177	$104	$17
Unpaid portion of property and equipment purchases included in period-end accounts payable	$47	$91	$103
Unpaid portion of property and equipment purchases included in period-end accrued liabilities	$14	$—	$—
Loan issued in connection with restricted stock purchase agreement	$—	$—	$38
Accretion of redeemable convertible preferred stock to redemption Value	$98	$158	$179
Accretion of dividends on redeemable convertible preferred stock	$5,151	$2,864	$1,087

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Notes to Consolidated Financial Statements

1. Organization

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

Through December 31, 2015, the Company has financed its operations through an initial public offering and private placements of redeemable convertible preferred stock and payments received under the Collaboration Agreement. On October 29, 2015, the Company completed its IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. In April 2015, the Company received net proceeds of $45.8 million from the sale of shares of its Series B redeemable convertible preferred stock. As of December 31, 2015, the Company had cash and cash equivalents of $112.3 million, which it believes will be sufficient to fund its planned operations through at least the next twelve months.

The Company’s long-term success is dependent upon its ability to successfully develop, commercialize, and market its products, earn revenue, obtain capital when needed, and ultimately, to achieve profitable operations. However, if anticipated operating results are not achieved in future periods, management believes that planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund operations. The Company will need to raise additional capital to fully implement its business plan.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements of the Company include the Company’s accounts and have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). During 2015, the Company established a wholly-owned foreign subsidiary in Australia. The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiary. All intercompany accounts and transactions and balances have been eliminated during consolidation.

The functional currency of the Company and its subsidiaries is the United States (“US”) Dollar. All intercompany accounts, transactions and balances have been eliminated during consolidation.

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

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

Cash and cash equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase. At December 31, 2015 and 2014, the Company’s cash and cash equivalents were comprised of funds held in checking accounts and interest bearing money market accounts.

Restricted Cash

Restricted cash at December 31, 2015 and 2014, comprises cash balances primarily held as security in connection with the Company’s facility lease agreement and are included in other long term assets on the consolidated balance sheets.

Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). The carrying amount of the Company’s financial instruments, including note receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities. The redeemable convertible preferred stock call option liability was carried at fair value until the Series B issuance in April 2015. At that time, the redeemable convertible preferred stock call option liability was reclassified to permanent equity with no further fair value measurement required.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. All of the Company’s cash and cash equivalents are held at one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment charge would be recorded when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2015, there have been no such impairment charges.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the IPO were capitalized. The deferred offering costs were offset against the proceeds received upon the closing of the IPO. There was $2.5 million of deferred offering costs capitalized during 2015 and upon the completion of the IPO, these deferred offering costs were offset against the $58.2 million of proceeds received, net of underwriting discounts and commissions. As of December 31, 2015 and 2014, there were no deferred offering costs capitalized in other long term assets on the consolidated balance sheets.

Redeemable Convertible Preferred Stock

The Company recorded all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance. In the event of a change of control of the Company, proceeds were to be distributed in accordance with the liquidation preferences set forth in the amended and restated certificate of incorporation unless the holders of redeemable convertible preferred stock have converted their redeemable convertible preferred shares into common shares. Therefore, the redeemable convertible preferred stock was classified outside of stockholders’ deficit on the accompanying consolidated balance sheets as events triggering the liquidation preferences are not solely within the Company’s control. The carrying value of each series of redeemable convertible preferred stock was being accreted to its respective redemption value through the Company’s IPO in October 2015 upon which it was converted to common stock.

Redeemable Convertible Preferred Stock Call Option

The Company determined that the Company’s obligation to issue additional shares of the Company’s redeemable convertible preferred stock represented a freestanding financial instrument. The freestanding redeemable convertible preferred stock call option liability was initially recorded at fair value, with fair value changes recognized as increases or reductions in the consolidated statements of operations and comprehensive loss. The Company adjusted the liability for changes in fair value until the Series B issuance in April 2015. At that time, the redeemable convertible preferred stock call option liability was reclassified to permanent equity with no further fair value measurement required. The Company had recorded a redeemable convertible preferred stock call option liability, net in September 2012 related to the Series A redeemable convertible preferred stock financing, which was extinguished in July 2014 at the time of the final closing of the Series A redeemable convertible preferred stock. Additionally, the Company had recorded a redeemable convertible preferred stock call option liability in August 2014 related to the Collaboration Agreement, from which the call option expired in April 2015 at the time of the closing of the Company’s Series B redeemable convertible preferred stock financing.

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

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Upfront payments for licenses are evaluated to determine if the licensee can obtain standalone value from the license separate from the value of the research and development services and other deliverables in the arrangement to be provided by the Company. The assessment of multiple-element arrangements also requires judgment in order to determine the allocation of revenue to each deliverable and the appropriate period of time over which the revenue should be recognized. If the Company determines that the license does not have standalone value separate from the research and development services, the license and the services are combined as one unit of accounting and upfront payments are recorded initially as deferred revenue in the consolidated balance sheet. Revenue is then recognized on a straight-line basis over an estimated performance period that is consistent with the term of performance obligations, unless the Company determines there is a discernible pattern of performance other than straight-line, in which case the Company uses a proportionate performance method to recognize the revenue over the estimated performance period. If the license is determined to have standalone value, then the allocated consideration is recorded as revenue when the license is delivered.

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

Research and Development Expenses

Research and development costs are expensed as incurred and consist of salaries and benefits, lab supplies and facility costs, as well as fees paid to others that conduct certain research and development activities on the Company’s behalf. Amounts incurred in connection with collaboration and license agreements are also included in research and development expense.

Preclinical Study and Clinical Trial Accruals

The Company’s preclinical study and clinical trial accruals are a component of research and development expenses and based on patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations (“CROs”) that conduct and manage clinical trials on the Company’s behalf.

The Company estimates preclinical study and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and CROs that conduct and manage preclinical studies and clinical trials on its behalf. The Company estimates these expenses based on discussions with internal clinical management personnel and external service providers as to the progress or stage of completion of trials or services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees in accordance with ASC 718, Stock Compensation. Stock-based awards granted include stock options with time-based vesting, performance-based stock options and market-based stock options. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments. The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by its common stock price as well as other variables

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

including, but not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.

Stock-based compensation expense for performance stock options is based on the probability of achieving certain performance criteria, as defined in the individual option grant agreement. The Company estimates the number of performance options ultimately expected to vest and recognizes stock-based compensation expense for those options expected to vest when it becomes probable that the performance criteria will be met and the options vest. The Company has also granted stock options to purchase common stock that vest upon the achievement of market-based stock price targets.

The fair value of a stock-based award is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustments as the underlying equity instruments vest. The fair value of options granted to consultants is expensed when vested. Non-employee stock-based compensation expense was not material for all periods presented.

Estimating the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

Income Taxes

The Company provides for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized.

The Company accounts for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

The Company includes penalties and interest expense related to income taxes as a component of other expense and interest expense, net, as necessary.

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

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

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

In February 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02 (Topic 842), Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has not determined the potential effects of this ASU on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the Consolidated Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this ASU on a prospective basis during the fourth quarter of 2015 and the adoption had no impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2017, with early adoption for fiscal 2017 permitted. The Company has not determined the potential effects of this ASU on its consolidated financial statements.

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

Reverse Stock Split

In October 2015, the Company’s board of directors and stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of shares of the Company’s issued and outstanding common stock at a 1-for-3.675 ratio and a proportional adjustment to the conversion ratio of its redeemable convertible preferred stock. The reverse stock split was effected on October 23, 2015. The par value and the authorized shares of the Company’s common stock and the par value and the authorized, issued and outstanding shares of the Company’s redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. All issued and outstanding shares of common stock and common stock per share amounts and an adjustment to the redeemable convertible preferred stock ratio contained in these consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

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

Level 2—Inputs (other than quoted market prices included in Level 1 are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$111,533	$111,533	$—	$—
Liabilities
Redeemable convertible preferred stock call option liability, net	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$42,804	$42,804	$—	$—
Liabilities
Redeemable convertible preferred stock call option liability, net	$314	$—	$—	$314

As of December 31, 2015, the balance of the redeemable convertible preferred stock call option liability, net was zero.

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

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the year ended December 31, 2015 and 2014.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Convertible preferred stock call option liability, net
Balance at December 31, 2013	$303
Fair value of call option liability recognized upon issuance in connection with collaboration agreement	686
Exercises	(288)
Change in fair value recorded in statement of operations and comprehensive loss	(387)
Balance at December 31, 2014	314
Change in fair value recorded in statement of operations and comprehensive loss	(314)
Balance at December 31, 2015	$—

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

The Collaboration Agreement covers three main research programs, “HCM1” (or HCM-1 or MYK-461), “HCM2” (or HCM-2) and “DCM1” (or DCM-1). The Company is solely responsible for conducting research and development activities through early human efficacy studies, except for specified research activities to be conducted by Sanofi. The estimated completion of proof-of-concept phases are staggered, depending on the program. Thereafter, the Company will lead worldwide development and United States commercial activities for the MYK-461 and HCM-2 programs, Sanofi will lead global development and commercial activities for DCM-1 and Sanofi will lead ex-United States development and commercial activities for the MYK-461 and HCM-2 programs where it has ex-United States commercialization rights. Sanofi also has the option to co-promote in the U.S. for potential expanded cardiovascular diseases outside of the genetically targeted indications for the MYK-461 and HCM-2 programs, with the Company having the option to co-promote the DCM-1 program in the United States.

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company accounted for the Collaboration Agreement by evaluating each of the financial components discussed above:

1.

$35.0 million upfront payment. The Company received a non-refundable upfront payment and identified the following performance obligations at the inception of the Collaboration Agreement: (i) the transfer of intellectual property rights and know-how (license), (ii) the obligation to provide certain limited research and development services during the term of the license agreement and (iii) the obligation to participate on the development and commercialization committees. The Company applied the guidance under ASC 605-25, Multiple Element Arrangements, to account for this upfront payment. The Company evaluated the underlying goods and services delivered under the Collaboration Agreement and concluded that the performance obligations do not have standalone value, and accordingly accounted for the deliverables as one unit of accounting. The $35.0 million payment was recorded by the Company as deferred revenue on its consolidated balance sheet upon receipt, which the Company is recognizing as revenue on a straight-line basis over the expected term of research and development services through December 31, 2016 because there is not a more discernible pattern of performance in which the research and development services occur. During the year ended December 31, 2015 and 2014, the Company recognized $14.2 million and $5.9 million of revenue, under the Collaboration Agreement, respectively. As of December 31, 2015 and 2014, the Company had recorded deferred revenue on its consolidated balance sheet of $14.2 million and $28.4 million, respectively.

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

3.

$25.0 million milestone-based payment. The Company is eligible to receive a one-time, non-refundable, non-creditable payment of $25.0 million upon the submission of an investigational new drug application for any DCM-1 development candidate to the FDA or a comparable regulatory authority in Europe or another major market country for any DCM-1 product. The Company will account for this milestone payment separately from the rest of the agreement and recognize revenue upon achievement of the milestone. The Company had not achieved this milestone as of December 31, 2015.

4.

Up to $85.0 million continuation payments. Under the Collaboration Agreement, Sanofi must determine by December 31, 2016 whether or not to continue the Collaboration Agreement. Sanofi agreed that if it so elected to continue the Collaboration Agreement, it would pay:

•	a one-time, non-refundable, non-creditable cash payment of $45.0 million
•

an additional $40.0 million in connection with the purchase of the Company’s preferred stock, assuming the Company has not previously closed (i) either a Qualified IPO (at which time this obligation will terminate) or a private financing prior to a Qualified IPO and (ii) Sanofi has not previously purchased shares of the Company’s stock pursuant to such rights to purchase the Company’s capital stock in accordance with the terms of the Collaboration Agreement. The $40.0 million payment was reduced by $5.0 million to $35.0 million in connection with Sanofi’s subsequent purchase of shares of the Company’s Series B redeemable convertible preferred stock in April 2015, and the remaining obligation terminated in connection with the Company’s IPO in October 2015.

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

The Company has determined that Sanofi’s right to purchase the redeemable convertible preferred stock at the discounted price, and the Company’s corresponding obligation to issue this additional redeemable convertible preferred stock, represents a freestanding financial instrument. The freestanding convertible preferred stock call option liability was initially recorded at its fair value of $0.7 million in 2014. The Company recorded a decrease in the fair value of this liability of $0.3 million and $0.4 million in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2015 and 2014, respectively.

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2015, Sanofi had not provided the confirmation of continuation under the Collaboration Agreement.

5.

Up to $45.0 million in-kind research and collaboration activities. Sanofi can fund up to $45.0 million of pre-approved funding of research and collaboration activities. Since Sanofi will pay its vendors and personnel directly as per the Collaboration Agreement, the Company will not receive cash from Sanofi and therefore will not account for the funding of the in-kind services.

5. Balance Sheet Components

Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2015	2014

Scientific equipment	$3,995	$3,105
Furniture and equipment	301	217
Capitalized software	225	164
Leasehold improvements	303	123
Construction in progress	—	70
Total	4,824	3,679
Less: Accumulated depreciation and amortization	(2,080)	(1,256)
Property and equipment, net	$2,744	$2,423

Depreciation and amortization expense was $1.0 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014

Payroll and related	$2,515	$1,119
Clinical research and development	2,145	742
Legal and accounting fees	33	299
Other	940	171
Total accrued liabilities	$5,633	$2,331

6. Commitments and Contingencies

Purchase Commitments

The Company conducts product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. The Company has contractual arrangements with these organizations; however, these contracts are generally cancelable on 30 days’ notice and the obligations under these contracts are largely based on services performed.

Facility Leases

On June 29, 2012, the Company entered into a 66-month lease for approximately 12,000 square feet of office and laboratory space in South San Francisco with annual payments of approximately $0.5 million. In connection with this lease agreement, the Company also entered into a shared facilities and services agreement with Global Blood Therapeutics, Inc. (“GBT”), a co-tenant in the office building (See Note 10). In October 2014, the Company entered into a lease assignment agreement with the owner of the

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

building and GBT to allow GBT to sublease the Company’s portion of the building beginning in March 2015. For the year ended December 31, 2015, the Company recorded approximately $0.3 million of sublease income and $0.3 million of sublease expense, which is recorded in interest and other income, net in the consolidated statements of operations and comprehensive loss.

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

The Company has provided deposits for letters of credit totaling $0.3 million to secure its obligations under its leases, which have been classified as long-term assets on the Company’s consolidated balance sheet as of December 31, 2015.

At December 31, 2015, future minimum commitments under non-cancelable operating leases were as follows (in thousands):

Year ending December 31:	Operating Leases	Less Sublease Income	Net Commitment
2016	$1,757	$(397)	$1,360
2017	1,869	(409)	1,460
2018	1,648	(140)	1,508
2019	1,554	—	1,554
2020	80	—	80
Total	$6,908	$(946)	$5,962

Rent expense, net was $1.4 million and $0.5 million for the years ended December 31, 2015, and 2014, respectively.

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of December 31, 2015 and 2014.

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

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

7. Stockholders’ Deficit

Common Stock Reserved for Issuance

The Company has reserved shares of common stock, on an as-if-converted basis, for issuance as follows:

	December 31,
	2015	2014

Conversion of Series A redeemable convertible preferred stock	—	10,408,162
Conversion of Series A-1 redeemable convertible preferred stock	—	1,814,059
Options issued and outstanding	1,318,647	554,669
Options available for grant under stock option plan	1,497,071	312,911
Total	2,815,718	13,089,801

Preferred stock

As amended in November 2015, the Company's Certificate of Incorporation authorizes 5,000,000 shares of preferred stock at a par value of $0.0001 per share. As of December 31, 2015, no preferred stock was issued or outstanding.

Redeemable Convertible Preferred Stock

Up until the IPO in October 2015, the Company’s amended and restated certificate of incorporation authorized the Company to issue 62,235,313 shares of redeemable convertible preferred stock with a par value of $0.0001 per share, of which 38,500,000 are designated Series A redeemable convertible preferred stock, 6,666,667 are designated Series A-1 redeemable convertible preferred stock, and 17,068,646 are designated Series B redeemable convertible preferred stock. From September 2012 through December 31, 2013, the Company issued an aggregate of 19,250,000 shares of Series A redeemable convertible preferred stock for net cash proceeds of $19.2 million. In February, June and July 2014, the Company issued an aggregate of 19,000,000 shares of Series A redeemable convertible preferred stock for net cash proceeds of $19.0 million. In August 2014, the Company issued 6,666,667 shares of Series A-1 redeemable convertible preferred stock to Sanofi for net cash proceeds of $9.9 million. In April 2015, the Company issued 17,068,646 shares of Series B redeemable convertible preferred stock to new and existing stockholders in exchange for net proceeds of $45.8 million. During the IPO in October 2015, all of the 38,500,000 designated Series A redeemable convertible preferred stock, 6,666,667 designated Series A-1 redeemable convertible preferred stock, and 17,068,646 designated Series B redeemable convertible preferred stock were converted to common stock.

As of December 31, 2015, there was no outstanding redeemable convertible preferred stock.

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

Redeemable Convertible Preferred Stock Call Option Liability

The preferred stock purchase agreements for Series A redeemable convertible preferred stock provided the investors the right to participate in future tranches of the respective series funding at a fixed price equal to the original issue price. These rights were provided concurrently with the issuance of the original preferred stock purchase agreement. These liability classified redeemable convertible preferred stock call options were determined to be freestanding financial instruments because they are freely transferable and separately exercisable.

In connection with the Collaboration Agreement, the Company granted Sanofi the right to purchase $40.0 million of shares of redeemable convertible preferred stock at a discounted price in the future, which was determined to be a freestanding financial

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

instrument. The Company determined the fair value of the redeemable convertible preferred stock call option liabilities using an option pricing model.

Series A Redeemable Convertible Preferred Stock Call Option Liability

On September 11, 2012, the Company sold a redeemable convertible preferred stock call option right to investors to participate in future tranches of Series A redeemable convertible preferred stock financing. As of December 31, 2012, the Company recorded an initial call option liability of $0.5 million and remeasured the call option liability immediately prior to each exercise as well as at each balance sheet date. The call option right was exercised in subsequent closings of financing from November 2012 through July 2014. During 2013, the Company remeasured the call option liability immediately before exercise and recorded $0.9 million in other income (expense) in the consolidated statements of operations and comprehensive loss and reclassified the fair value of $0.2 million into preferred stock upon issuance of the Series A redeemable convertible preferred stock. In 2014, the Company remeasured the redeemable convertible preferred stock call option liability at the end of each quarter and immediately before exercise. For the year ended December 31, 2014, the Company recorded $15,000 in other income (expense) in the consolidated statement of operations and comprehensive loss, respectively, and reclassified the fair value of $0.3 million into preferred stock upon issuance of the Series A redeemable convertible preferred stock. As of December 31, 2014, all closings of the Series A redeemable convertible preferred stock had been completed, and the Series A redeemable convertible preferred stock call option liability balance was zero.

Series A-1 Redeemable Convertible Preferred Stock Call Option Liability

The Company recorded an initial redeemable convertible preferred stock call option liability of $0.7 million in August 2014 upon entering into the Collaboration Agreement. The Company remeasured the redeemable convertible preferred stock call option liability to $0.3 million at December 31, 2014 and recorded the change in fair value of $0.4 million in other income (expense) in the consolidated statements of operations and comprehensive loss. The Company remeasured the redeemable convertible preferred stock call option liability at December 31, 2015 and recorded the change in fair value of $0.3 million in other income (expense) in the consolidated statements of operations and comprehensive loss reducing the balance to zero as of December 31, 2015. The Company’s obligation to issue $40.0 million additional shares of the Company’s redeemable convertible preferred stock to Sanofi at a discounted price expired upon the closing of the Series B redeemable convertible preferred stock financing in April 2015.

Dividends and Distributions

The holders of the outstanding shares of redeemable convertible preferred stock were entitled to receive, whether or not declared by the Board of Directors, a cumulative cash dividend at the rate of 8% of the original issue price per annum on each outstanding share of redeemable convertible preferred stock. The original issue price was $1.00 for Series A redeemable convertible preferred stock, $1.50 for Series A-1 redeemable convertible preferred stock and $2.695 for Series B redeemable convertible preferred stock. Such dividends were to be payable only when, as and if declared by the Board of Directors or upon a redemption or a Liquidation Event, as described below. After payment of dividends at the rate set forth above, any additional dividends declared were to be distributed among all holders of the redeemable convertible preferred stock and common stock in proportion to the number of shares of common stock that would then be held by each such holder if all shares of the redeemable convertible preferred stock were converted into common stock. No dividends were declared by the Company to date. During the year ended December 31, 2015, the Company reclassified cumulative dividends relating to its Series A, A-1 and B redeemable convertible preferred stock of $6.3 million, $1.0 million, and $1.9 million, respectively to additional paid-in-capital upon the conversion of the Series A, A-1 and B redeemable convertible preferred stock into shares of common stock.

Redemption

The Series B redeemable convertible preferred stock was to be redeemed by the Company at a price equal to the applicable original issue price, plus any dividends accrued but unpaid thereon, whether or not declared, in three annual installments commencing not more than 60 days after receipt by the Company of notice from the holders of a majority of the then outstanding shares of Series B redeemable convertible preferred stock at any time on or after five years from the date of issuance. The Series A and A-1 redeemable convertible preferred stock was to be redeemed by the Company at a price equal to the applicable original issue price, plus any dividends accrued but unpaid whether or not declared, in three annual installments commencing not more than 60 days after receipt by the Company of notice from the holders of a majority of the then outstanding shares of Series A and A-1 redeemable convertible preferred stock at any time on or after the later to occur of the redemption in full of the Series B redeemable convertible preferred stock and the date five years after the Series B redeemable convertible preferred stock original issuance date of April 2015.

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

If the Company did not have sufficient funds legally available on the redemption date to redeem all of the shares of a class of redeemable convertible preferred stock, the Company was to redeem a pro rata portion of each holder’s redeemable convertible preferred stock of that class based on the respective amounts which would otherwise be payable in respect of the shares to be redeemed if the available funds were sufficient to redeem all such shares, and was to redeem such remaining shares as soon as practicable after the Company has funds legally available there for. The redemption of the Series A and A-1 redeemable convertible preferred stock would only happen following the redemption in full of the Series B redeemable convertible preferred stock, and the redemption of the Series A and A-1 redeemable convertible preferred stock occur on a pari passu basis.

Accretion of Redeemable Convertible Preferred Stock

The Company recorded the Series A, A-1 and B redeemable convertible preferred stock at fair value on the dates of issuance, net of offering costs and the allocation of the fair value of the convertible preferred stock tranche liability. The Series B redeemable convertible preferred stock shares were originally issued with a contingent redemption which allowed the holders to redeem their shares in three annual installments upon the vote of a majority of the then outstanding shares of Series B redeemable convertible preferred stock at any time after five years of the Series B redeemable convertible preferred stock original issuance date in April 2015. The Series A and A-1 redeemable convertible preferred stock was redeemable in three annual installments on or after the later to occur of the redemption in full of the Series B redeemable convertible preferred stock and the date five years after the Series B redeemable convertible preferred stock original issuance date. Accordingly, the Company was accreting the Series A, A-1 and B redeemable convertible preferred stock for the change in the redemption value with the change recorded to accumulated deficit at the end of each reporting period. The Company used the straight line method over the accretion periods, which resulted in approximately the same amounts as the effective interest rate method. The Company accreted $0.1 million and $0.2 million during the years ended December 31, 2015 and 2014. During the year ended December 31, 2015, the Company reclassified cumulative accretion costs relating to its Series A, A-1 and B redeemable convertible preferred stock of $0.5 million to additional paid-in capital upon the conversion of the Series A, A-1 and B redeemable convertible preferred stock into shares of common stock.

Liquidation Rights

Upon any voluntary or involuntary liquidation, dissolution, or winding up of the Company, any merger or consolidation following which the stockholders of the Company do not hold a majority, by voting power, of the capital stock of the surviving or successor entity (or its parent), or any sale or other disposition of all or substantially all of the Company’s assets (a “Liquidation Event”), before any distribution or payment was to be made to the holders of common stock, the holders of Series A, A-1 and B redeemable convertible preferred stock were entitled to be paid out of assets legally available for distribution, an amount equal to the original purchase price of the applicable series of redeemable convertible preferred stock plus all accrued but unpaid dividends. After payments of the full liquidation preferences of the Series B redeemable convertible preferred stock, the remaining assets of the Company available for distribution to stockholders were to be distributed among and paid ratably to the holders of Series A and A-1 redeemable convertible preferred stock. After payments of the full liquidation preferences of the Series A and A-1 redeemable convertible preferred stock, the remaining assets of the Company available for distribution to stockholders were to be distributed among and paid ratably to the holders of common stock in proportion to the number of shares held by them. In October, 2015, the liquidation rights related to the Series A, A-1 and B redeemable convertible preferred stock expired as these classes of preferred stock were converted to common stock.

Conversion

Each series of redeemable convertible preferred stock was convertible at the option of the holder at any time into fully paid, nonassessable shares of common stock. The number of shares of common stock to which a holder was entitled upon conversion shall be the product obtained by multiplying the preferred conversion rate (determined by dividing the original issue price by the applicable preferred stock conversion price) by the number of shares being converted. The per share conversion price of the Series A, A-1 and B redeemable convertible preferred stock was initially $1.00, $1.50 and $2.695, respectively, and was subject to adjustment in connection with certain dilutive issuances, stock splits, combinations, dividends, distributions, recapitalizations and the like. Each share of redeemable convertible preferred stock was to automatically convert into common stock upon the closing of the sale of shares of Company common stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, provided that such offering results in at least $30.0 million of gross proceeds, after deducting the underwriting’ discount and commissions, to the Company and following such offering such shares are listed on a NASDAQ exchange, the New York Stock Exchange or another internationally recognized stock exchange (a “Qualified IPO”). In addition, each share of Series B redeemable convertible preferred stock was to automatically convert into common stock at any time upon the affirmative election of the holders of at least a majority of the outstanding shares of Series B redeemable convertible

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

preferred stock, and each share of Series A and A-1 convertible preferred stock was to automatically convert into common stock at any time upon the affirmative election of the holders of at least a majority of the outstanding shares of Series A and A-1 redeemable convertible preferred stock voting together. In October 2015, each series of the Company’s redeemable convertible preferred stock was convertible into common stock on a 3.675:1 basis. During the IPO in October 2015, all of the 38,500,000 designated Series A redeemable convertible preferred stock, 6,666,667 designated Series A-1 redeemable convertible preferred stock, and 17,068,646 are designated Series B redeemable convertible preferred stock were converted to common stock.

Voting Rights

The holders of each share of convertible preferred stock have one vote for each share of common stock into which such convertible preferred stock may be converted.

8. Stock-Based Compensation

In June 2012, the Company adopted the 2012 Equity Incentive Plan (as amended, the “2012 Plan”). The 2012 Plan provides for the granting of incentive stock options, nonstatutory stock options, stock bonuses and rights to acquire restricted stock to employees, officers, directors and consultants. Incentive stock options may be granted with exercise prices of not less than 100% of the estimated fair value of the common stock and nonstatutory stock options may be granted with an exercise price of not less than 85% of the estimated fair value of the common stock on the date of grant. Stock options granted to a stockholder owning more than 10% of the voting stock must have an exercise price of not less than 110% of the estimated fair value of the common stock on the date of grant. The Board of Directors determines the estimated fair value of common stock. Stock options are generally granted with terms of up to ten years and vest over a period of four years. Upon the exercise of options, the Company issues new common stock from its authorized shares.

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

In October 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or ESPP, which provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions, based on a six -month look-back period, at a price equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of the relevant offering period, provided that no more than 2,500 shares of common stock may be purchased by any one employee during each offering period. The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. The ESPP may be terminated by the Company’s board of directors at any time. The first offering period commenced on October 29, 2015 and ends on April 29, 2016.

As of December 31, 2014, 2,503,401 shares of common stock were reserved under the 2012 Plan for the issuance of options and restricted stock. In April 2015, the Board of Directors reserved an additional 945,138 shares of common stock under the 2012 Equity Incentive Plan. Upon the adoption of the 2015 Plan, the Company reserved 1,650,000 shares of common stock for issuance under the 2015 Plan and also discontinued the 2012 Plan and retired 348,150 shares of common stock remaining for issuance under the 2012 Plan. As of December 31, 2015, there were 1,497,071 shares reserved for issuance under the 2015 Equity Incentive Plan.

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

The following summarizes option activity under the 2012 and 2015 Equity Option and Incentive Plans:

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2012	1,091,571	268,974	$0.18
Options authorized	680,262		—
Options granted	(1,219,031)	1,219,031	$0.28
Options exercised		(1,179,446)	$0.27
Options canceled	15,645	(15,645)	$0.18
Balance at December 31, 2013	568,447	292,914	$0.22	9.2	$32
Options authorized	462,573		—
Options granted	(802,707)	802,707	$0.44
Options exercised		(480,723)	$0.34
Options repurchased	24,369		$0.32
Options canceled	60,229	(60,229)	$0.30
Balance at December 31, 2014	312,911	554,669	$0.43	9.2	$109
Options authorized	2,595,138		—
Options retired	(348,150)		—
Options granted	(1,124,406)	1,124,406	$2.80
Options exercised		(352,978)	$1.00
Options repurchased	54,128		$0.36
Options canceled	7,450	(7,450)	$0.72
Balance at December 31, 2015	1,497,071	1,318,647	$2.29	9.0	$16,305
Options outstanding and exercisable as of December 31, 2015		605,638	$1.01	8.7	$8,266
Options vested and expected to vest as of December 31, 2015		1,005,275	$2.49	8.7	$12,236

The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the estimated fair value of common stock. The aggregate intrinsic value of options exercised was $417,000 and $46,000 for the years ended December 31, 2015 and 2014, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2015 and 2014 was $186,000 and $82,000, respectively.

The following table summarizes information with respect to stock options outstanding and currently exercisable as of December 31, 2015:

	Options Outstanding			Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
$0.18	183,260	7.0	$2,653	152,730	$0.18	$2,211
$0.33	89,270	8.4	1,279	45,915	$0.33	658
$0.62	135,099	8.9	1,896	65,824	$0.62	924
$1.51	699,442	9.4	9,200	337,541	$1.51	4,440
$4.04-$12.50	211,576	9.8	1,277	3,628	$5.53	33
$0.18—$12.50	1,318,647		$16,305	605,638		$8,266

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation

Stock-based compensation expense, net of estimated forfeitures, is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2015	2014

Research and development	$206	$38
General and administrative	310	54
Total stock-based compensation	$516	$92

As of December 31, 2015, total unamortized stock-based compensation was $3.3 million relating to stock options, which is expected to be recognized over the remaining vesting period of 3.3 years. As of December 31, 2014, total unamortized stock-based compensation was $0.4 million, which is expected to be recognized over the remaining vesting period of 3.0 years.

In relation to stock options to purchase common stock that vest upon the achievement of performance criteria, no stock-based compensation expense had been recorded as of December 31, 2015, because the Company concluded that the achievement of the applicable performance criteria had not been considered probable.

The weighted‑average grant date fair value of options granted under the Company’s stock plans in the years ended December 31, 2015 and 2014 was $4.00 and $0.33 per share, respectively. The following table illustrates the assumptions for the Black-Scholes option-pricing model used in determining the fair value of time-based and performance-based options granted to employees:

	Year Ended December 31,
	2015	2014

Risk-free interest rate	1.53%-1.94%	1.7%–2.0%
Expected life (in years)	5.5-6.5	6.0–6.1
Volatility	79%-109%	84%–94%
Dividend yield	0%	0%

In relation to stock options that vest upon the achievement of market-based stock price target, the Company estimated the fair value on the original grant date using a Monte-Carlo simulation model. Since its IPO, the Company has recognized the stock-based compensation expense on a straight-line basis over the implicit service period as derived under that simulation model.

Prior to the Company’s IPO in October 2015, the fair value of the shares of common stock underlying the stock options was determined by the Board of Directors. The Board of Directors determined the fair value of the common stock at the time of grant by considering a number of objective and subjective factors including valuation of comparable companies, sales of redeemable convertible preferred stock, operating and financial performance and general and industry-specific economic outlook, amongst other factors. The fair value of the underlying common stock shall be determined by the Board of Directors until such time as the Company’s common stock is listed on an established stock exchange or national market system. The fair value was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants entitled Valuation of Privately Held Company Equity Securities Issued as Compensation. Subsequent to the Company’s IPO, the fair value of common stock has been determined on the grant date using the Company’s closing stock price on The NASDAQ Global Select Market.

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

Estimating the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

Expected Term—The expected term assumption represents the weighted-average period that the Company’s stock-based awards are expected to be outstanding. The Company has opted to use the “simplified method” for estimating the expected term of the options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.

Expected Volatility—For all stock options granted to date, the volatility data was estimated based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies.

Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company currently has no history or expectation of paying cash dividends on its common stock.

Risk-Free Interest Rate—The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

Liability for Early Exercise of Stock Options

As of December 31, 2015 and 2014, there were 948,092 and 1,143,660, respectively, of unvested common shares outstanding that were issued upon the early exercise of stock options prior to the vesting of the underlying shares and subject to repurchase by the Company at the original issuance price upon termination of the stockholders’ services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option after one year of service to the Company and 1/48 of the shares underlying the original grant per month for 36 months thereafter. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the consolidated balance sheets and will be reclassified to common stock and additional paid-in capital as the shares vest. As of December 31, 2015 and 2014, the Company recorded $526,000 and $354,000, respectively, within accrued liabilities and other long-term liabilities associated with shares issued subject to repurchase rights.

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014

Numerator
Net loss	$(22,946)	$(16,829)
Cumulative dividends on redeemable convertible preferred stock	(5,151)	(2,864)
Accretion of redeemable convertible preferred stock to redemption value	(98)	(158)
Net loss attributable to common stockholders, basic and diluted	$(28,195)	$(19,851)
Denominator
Weighted average shares outstanding	7,594,115	3,394,727
Less: weighted average shares subject to repurchase	(1,301,315)	(1,637,827)
Weighted average shares used to compute basic and diluted net loss per share	6,292,800	1,756,900
Net loss per share attributable to common stockholders:
Basic and diluted	$(4.48)	$(11.30)

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities as the holders of the Company’s redeemable convertible preferred stock are entitled to receive cumulative dividends, payable prior and in preference to any dividends on shares of common stock. Any additional dividends will be distributed among the holders of preferred stock and common stock pro rata, assuming the conversion of all preferred stock into common stock. Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period earnings allocated to participating securities based on their respective rights to receive dividends. In computing diluted net income attributed to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s preferred stockholders do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of December 31,
	2015	2014

Redeemable convertible preferred stock	—	12,222,221
Common stock subject to repurchase	990,609	1,486,602
Stock options to purchase common stock	1,318,647	554,669

10. Related Party Transactions

In September 2012, the Company began receiving consulting and management services pursuant to an unwritten agreement with Third Rock Ventures, which owned 85% of the Company’s redeemable convertible preferred stock outstanding at December 31, 2014. Charles Homcy and Kevin Starr, both directors of the Company, are general partner and partner, respectively, of Third Rock Ventures. The consulting fees paid to Third Rock Ventures were incurred by the Company in the ordinary course of business, and were $89,000 and $270,000 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company had an outstanding liability to Third Rock Ventures of $13,000 and $33,000, respectively.

Effective July 29, 2013, the Company entered into a shared facilities and services agreement with GBT, a company that was majority-owned by Third Rock Ventures as of such date. In connection with that agreement, the Company reimbursed GBT for shared facilities and equipment of the Company’s former corporate headquarters location. During the years ended December 31, 2015 and 2014, the Company reimbursed expenses and equipment of $41,000 and $234,000, respectively, to GBT. As of December 31, 2015 and 2014, the Company had an outstanding liability to GBT of zero and $24,000, respectively. In October 2014, the Company entered into a lease assignment agreement with the owner of the former headquarters building and GBT to allow GBT to sublease the Company’s portion of the office after the Company relocated to its new corporate headquarters.

11. Employee Benefit Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation.

12. Income Taxes

For the years ended December 31, 2015 and 2014, the effective income tax rate and tax provision was zero, primarily attributable to losses generated which are not more likely than not to be realized.

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2015	2014
Federal statutory income tax rate	34.00%	34.00%
State taxes (tax effected)	7.19%	8.41%
Non-deductible expenses and other	—%	0.67%
Research and development credits	2.98%	3.55%
Change in valuation allowance	(44.17)%	(46.63)%
Total	—%	—%

As of December 31, 2015 and 2014, the components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$14,830	$11,298
Deferred Revenue	5,656	—
Start-up costs	2,260	2,423
Research and development credits carryforwards	2,157	1,151
Depreciation	(565)	(402)
Other	437	213
Total deferred tax assets	24,775	14,683
Less valuation allowance	(24,775)	(14,683)
Net deferred tax assets	$—	$—

The Company’s primary deferred tax asset of $14.8 million at December 31, 2015 and $11.3 million at December 31, 2014 relates to its net operating loss carryforwards. Based on a history of cumulative losses in recent periods and consideration of other available positive and negative evidence, the Company has recorded a valuation allowance to offset the net deferred tax assets at December 31, 2015 and December 31, 2014, respectively.

As of December 31, 2015, the Company had approximately $37.4 million and $36 million of federal and state net operating losses, respectively, that will begin to expire in 2032. As of December 31, 2015, the Company had approximately $1.8 million and $1.6 million of federal and state research and development tax credit carryovers, respectively. If not utilized, the federal credit carryforward will expire in 2032, and the state credit carryforward does not expire. The valuation allowance increased by approximately $10.1 million and $7.9 million during the years ended December 31, 2015 and 2014, respectively. In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change net operating loss carryforwards, or NOLs, are subject to an annual limitation under Section 382 of the Internal Revenue Code, as well as a similar law under the laws of the state of California. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable “long-term tax-exempt rate.” Such limitations may result in expiration of a portion of the NOLs before utilization. The Company has determined that an ownership change occurred on April 20, 2015 that resulted in an annual limitation, but that all NOLs generated prior to April 20, 2015 can be utilized prior to expiration.

As of December 31, 2015 and 2014, the Company did not have a liability related to unrecognized tax benefits. All unrecognized tax benefits have been netted against the research and development deferred tax asset.

The Company records interest and penalties related to unrecognized tax benefits within income tax expense. As of December 31, 2015 and 2014, the Company had not accrued any interest or penalties related to unrecognized tax benefits. The Company is subject to U.S. federal and California income tax assessment for years beginning in 2011. However, since the Company has incurred net operating losses every year since inception, all of its income tax returns are subject to examination and adjustments by the Internal Revenue Service for at least three years and by California Franchise Tax Board for four years following the year in which the tax attributes are utilized. The Company does not believe that there will be a material change in it unrecognized tax positions over the next twelve months. There is no amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate.

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

Uncertain Tax Positions

The Company has not been audited by the Internal Revenue Service or any state tax authority. It is subject to taxation in the United States. Because of the net operating loss and research credit carryforwards, substantially all of its tax years, from 2012 through 2015, remain open to U.S. federal and California state tax examinations.

There were no interest or penalties accrued at December 31, 2014 and 2015.

At December 31, 2015 and 2014, the Company’s reserve for unrecognized tax benefits is approximately $719,000 and $465,000, respectively. Due to the full valuation allowance at December 31, 2015, current adjustments to the unrecognized tax benefit will have no impact on the Company’s effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Beginning balance	$465	$56	$7
Increases of unrecognized tax benefits related to current year	254	409	49
Ending balance	$719	$465	$56

The Company does not anticipate material changes to its uncertain tax positions through the next 12 months.

13. Subsequent Events

Since December 31, 2015, the Company granted 605,134 stock options with a weighted-average exercise price of $8.79 to directors, officers and employees.

14. Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

(in thousands, except per share amounts)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2015
Revenues	$3,550	$3,549	$3,550	$3,550
Total operating expenses	8,381	8,625	8,972	11,434
Net loss attributable to common stockholders	(5,485)	(6,782)	(7,388)	(8,540)
Basic and diluted net loss per common share	$(2.47)	$(2.78)	$(2.78)	$(0.48)
2014
Revenues	$—	$—	$2,366	$3,550
Total operating expense	4,827	5,749	5,755	6,803
Net loss attributable to common stockholders	(5,442)	(6,284)	(4,729)	(3,396)
Basic and diluted net loss per common share	$(3.56)	$(3.79)	$(2.77)	$(1.62)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYOKARDIA, INC.

By:	/s/ Tassos Gianakakos
Tassos Gianakakos Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Tassos Gianakakos and Steven Chan, as his true and lawful attorney-in-fact and agent, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tassos Gianakakos	President and Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2016
Tassos Gianakakos

/s/ Steven Chan	Vice President, Corporate Controller (Principal Financial and Accounting Officer)	March 18, 2016
Steven Chan

/s/ Charles Homcy, M.D.	Director	March 18, 2016
Charles Homcy, M.D.

/s/ Mark Perry	Director	March 18, 2016
Mark Perry

/s/ Kevin Starr	Director	March 18, 2016
Kevin Starr

/s/ Eric Topol, M.D.	Director	March 18, 2016
Eric Topol, M.D.

/s/ Sunil Agarwal, M.D.	Director	March 18, 2016
Sunil Agarwal, M.D.

EXHIBIT INDEX

Exhibit			Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37609	3.1	November 18, 2015

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-207151	3.4	October 13, 2015

4.1	Specimen Common Stock Certificate	S-1/A	333-207151	4.1	October 19, 2015

4.2	Second Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders dated April 20, 2015	S-1	333-207151	4.2	September 28, 2015

4.3	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders dated April 20, 2015	S-1	333-207151	4.3	September 28, 2015

10.1#	2012 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-207151	10.1	September 28, 2015

10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-207151	10.2	October 19, 2015

10.3#	Employment Offer Letter Agreement, by and between the Registrant and Robert S. McDowell, Ph.D., dated June 8, 2012	S-1	333-207151	10.3	September 28, 2015

10.4#	Employment Offer Letter Agreement, by and between the Registrant and T. Anastasios Gianakakos, dated September 19, 2013	S-1	333-207151	10.4	September 28, 2015

10.5#	Employment Offer Letter Agreement, by and between the Registrant and Jacob Bauer, dated July 2, 2014	S-1	333-207151	10.5	September 28, 2015

10.6#	Employment Offer Letter Agreement, by and between the Registrant and Steven Chan, dated September 20, 2014	S-1	333-207151	10.6	September 28, 2015

10.7#	Employment Offer Letter Agreement, by and between the Registrant and Joseph Lambing, Ph.D., dated February 27, 2014	S-1	333-207151	10.7	September 28, 2015

10.8	Lease Agreement, by and between the Registrant and HCP LS Redwood City, LLC, dated September 15, 2014	S-1	333-207151	10.9	September 28, 2015

10.9†	License and Collaboration Agreement, by and between the Registrant and Aventis Inc., dated August 1, 2014	S-1/A	333-207151	10.10	October 27, 2015

10.10#	Form of Indemnification Agreement, by and between the Registrant and each of its directors and officers	S-1/A	333-207151	10.11	October 13, 2015

10.11#	2015 Employee Stock Purchase Plan	S-1/A	333-207151	10.14	October 19, 2015

10.12#	Change in Control Policy	S-1/A	333-207151	10.15	October 19, 2015

10.13#	Non-Employee Director Compensation Policy	S-1/A	333-207151	10.16	October 19, 2015

Exhibit			Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.14#	Senior Executive Cash Incentive Policy	8-K	001-37609	10.1	February 5, 2016

21.1	List of Subsidiaries	S-1	333-207151	21.1	September 28, 2015

23.1	Consent of independent registered public accounting firm	—	—	—	Filed herewith

24.1	Power of attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification by the Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).	—	—	—	Filed herewith

32.2	Certification by the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).	—	—	—	Filed herewith

101.INS	XBRL Instance Document	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

†

An order for confidential treatment of certain provisions has been granted by the Securities and Exchange Commission. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

#	Represents management compensation plan, contract or arrangement.