Form 10-Q
period 2016-03-31
MyoKardia Inc
filed 2016-05-12
CIK 1552451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of outstanding shares of the registrant’s common stock on May 5, 2016 was 27,041,110 shares.

MYOKARDIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MYOKARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$99,495	$112,265
Prepaid expenses and other current assets	1,245	1,282
Total current assets	100,740	113,547
Property and equipment, net	3,007	2,744
Other long term assets	289	289
Total assets	$104,036	$116,580
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,994	$2,143
Accrued liabilities	4,827	5,633
Deferred revenue	10,649	14,199
Total current liabilities	17,470	21,975
Other long-term liabilities	658	732
Total liabilities	18,128	22,707
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at March 31, 2016 and December 31, 2015; 27,016,082 and 27,053,156 shares, issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in-capital	159,010	158,555
Accumulated deficit	(73,105)	(64,685)
Total stockholders’ equity	85,908	93,873
Total liabilities and stockholders’ equity	$104,036	$116,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYOKARDIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Collaboration and license revenue	$3,550	$3,550
Operating expenses
Research and development	8,130	6,616
General and administrative	3,860	1,765
Total operating expenses	11,990	8,381
Loss from operations	(8,440)	(4,831)
Interest and other income, net	20	17
Change in fair value of redeemable convertible preferred stock call option liability	—	314
Net loss and comprehensive loss	(8,420)	(4,500)
Cumulative dividend relating to redeemable convertible preferred stock	—	(952)
Accretion of redeemable convertible preferred stock to redemption value	—	(33)
Net loss attributable to common stockholders	$(8,420)	$(5,485)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(2.47)
Weighted-average number of common shares used to compute net loss per share, basic and diluted	26,169,152	2,221,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYOKARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,420)	$(4,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256	254
Stock-based compensation expense	414	35
Gain on sale of equipment	—	(15)
Change in fair value of redeemable convertible preferred stock call option liability, net	—	(314)
Change in operating assets and liabilities:
Prepaid expenses and other assets	37	(313)
Accounts payable	(115)	323
Accrued liabilities	(666)	71
Other long term liabilities	(11)	307
Deferred revenue	(3,550)	(3,550)
Net cash used in operating activities	(12,055)	(7,702)
Cash flows from investing activities:
Purchases of property and equipment	(562)	(562)
Proceeds from sale of equipment	—	134
Net cash used in investing activities	(562)	(428)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	99
Payments of deferred offering costs	(153)	—
Net cash (used in) provided by financing activities	(153)	99
Net decrease in cash and cash equivalents	(12,770)	(8,031)
Cash and cash equivalents, beginning of period	112,265	43,648
Cash and cash equivalents, end of period	$99,495	$35,617
Supplemental disclosures of noncash investing and financing information
Vesting of early exercised options and restricted stock	$71	$29
Unpaid portion of property and equipment purchases included in period-end accounts payable	$13	$48
Unpaid portion of property and equipment purchases included in period-end accrued liabilities	$5	$229
Accretion of dividends on redeemable convertible preferred stock	$—	$952
Accretion of redeemable convertible preferred stock to redemption value	$—	$33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Formation and Business of the Company

MyoKardia, Inc., incorporated under the laws of the State of Delaware in June 2012, is a clinical stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. Our initial focus is on the treatment of heritable cardiomyopathies, a group of rare, genetically-driven forms of heart failure that result from biomechanical defects in cardiac muscle contraction. We have used our precision medicine platform to generate an initial pipeline of four therapeutic programs for the chronic treatment of the two most common forms of heritable cardiomyopathy—hypertrophic cardiomyopathy (“HCM”), and dilated cardiomyopathy (“DCM”). We have discovered and advanced our lead product candidate, MYK-461, into Phase 1 clinical development. In our first Phase 1 clinical trial, we have demonstrated proof of mechanism, or the ability of MYK-461 to reduce cardiac muscle contraction, an important biomarker of disease. We intend to expand our approach to deliver treatments with disease-modifying potential for patients with other forms of genetically-driven heart failure.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through March 31, 2016, the Company has financed its operations through an initial public offering (“IPO”) and private placements of redeemable convertible preferred stock and funds received in connection with a license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., entered into in August 2014 (the “Collaboration Agreement”) (See Note 4). The Company received net proceeds of $93.9 million from the sale of shares of its Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, the Company completed its IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. The Company has incurred significant losses and negative cash flows from operations. As at March 31, 2016, the Company had an accumulated deficit of $73.1 million and cash and cash equivalents of $99.5 million, which it believes will be sufficient to fund its planned operations through at least the next twelve months.

The accompanying unaudited Condensed Consolidated Financial Statements, in the opinion of management, include all adjustments which the Company considers necessary for the fair statement of the Condensed Consolidated Results of Operations and Comprehensive Loss and Cash Flows for the interim periods covered and the Condensed Consolidated Financial Position of the Company at the date of the balance sheets. The consolidated financial statements of the Company as at December 31, 2015 included the Company’s accounts and have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2016, or any other future period.

The accompanying unaudited Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2016 (the “Annual Report”).

2. Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the consolidated financial statements for the year ended December 31, 2015 included in the Annual Report.  There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2016.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company, and has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In March 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-10, Revenue from Contracts, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU will provide a more robust framework

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. This framework will help to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and provide more useful information to users of financial statements through improved disclosure requirements. For a public entity, the amendments in ASU 2016-10 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not determined the potential effects of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Share-Based Compensation, with the objective to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has not determined the potential effects of this standard on its consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company in its first quarter of 2016 with early adoption permitted. The Company has determined that the adoption of this standard did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2017, with early adoption for fiscal 2017 permitted. The Company has not determined the potential effects of this standard on its consolidated financial statements.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 financial instruments as follows (in thousands):

	Fair Value Measurements at March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money Market funds	$99,060	$99,060	$—	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money Market funds	$111,533	$111,533	$—	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Convertible preferred stock
call option liability, net
Balance at December 31, 2014	$314
Change in fair value recorded in statement of operations and comprehensive loss	(314)
Balance at March 31, 2015	$—

4. Collaboration and License Agreement

Sanofi (Aventis Inc.)

In August 2014, the Company entered into the Collaboration Agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A. (together with Aventis, Inc., “Sanofi”), for the research, development and potential commercialization of pharmaceutical products for the treatment, prevention and diagnosis of hypertrophic and dilated cardiomyopathy, as well as potential additional indications.

Pursuant to the Collaboration Agreement, in addition to potential future royalty payments, Sanofi agreed to provide up to $200.0 million in financial consideration to the Company consisting of the following components:

1.	a $35.0 million upfront cash payment;
2.	a $10.0 million initial equity investment;
3.	a $25.0 million milestone-based contingent payment;

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4.	up to an $85.0 million project continuation payment if Sanofi elects to extend the term of the research collaboration beyond December 31, 2016, as described below; and
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

The Collaboration Agreement covers three main research programs, “HCM1” (“HCM-1” or “MYK-461”), “HCM2” (“HCM-2”) and “DCM1” (“DCM-1”). The Company is solely responsible for conducting research and development activities through early human efficacy studies, except for specified research activities to be conducted by Sanofi. The estimated completion of proof-of-concept phases are staggered, depending on the program. Thereafter, the Company will lead worldwide development and United States commercial activities for the MYK-461 and HCM-2 programs, Sanofi will lead global development and commercial activities for DCM-1 and Sanofi will lead ex-United States development and commercial activities for the MYK-461 and HCM-2 programs where it has ex-United States commercialization rights. Sanofi also has the option to co-promote in the United States for potential expanded cardiovascular diseases outside of the genetically targeted indications for the MYK-461 and HCM-2 programs, with the Company having the option to co-promote the DCM-1 program in the United States.

The Company accounted for the Collaboration Agreement by evaluating each of the financial components discussed above:

1.

$35.0 million upfront payment. The Company received a non-refundable upfront payment and identified the following performance obligations at the inception of the Collaboration Agreement: (i) the transfer of intellectual property rights and know-how (license), (ii) the obligation to provide certain limited research and development services during the term of the license agreement and (iii) the obligation to participate on the development and commercialization committees. The Company applied the guidance under ASC 605-25, Multiple Element Arrangements, to account for this upfront payment. The Company evaluated the underlying goods and services delivered under the Collaboration Agreement and concluded that the performance obligations do not have standalone value, and accordingly accounted for the deliverables as one unit of accounting. The $35.0 million payment was recorded by the Company as deferred revenue on its consolidated balance sheet upon receipt, which the Company is recognizing as revenue on a straight-line basis over the expected term of research and development services through December 31, 2016 because there is not a more discernible pattern of performance in which the research and development services occur. During the three months ended March 31, 2016 and 2015, the Company recognized $3.6 million and $3.6 million of revenue, under the Collaboration Agreement, respectively. As of March 31, 2016 and December 31, 2015, the Company had recorded deferred revenue on its consolidated balance sheet of $10.6 million and $14.2 million, respectively.

2.

$10.0 million upfront investment in Series A-1 redeemable convertible preferred stock. In August 2014, the Company entered into a Series A-1 redeemable convertible preferred stock purchase agreement with Sanofi. The Agreement was signed as a separate transaction from the Collaboration Agreement. Pursuant to the stock purchase agreement, the Company sold 6,666,667 shares of Series A-1 redeemable convertible preferred stock to Sanofi at $1.50 per share. The Company concluded that the $1.50 per share price represented the fair value of the redeemable convertible preferred stock issued.

3.

$25.0 million milestone-based payment. The Company is eligible to receive a one-time, non-refundable, non-creditable payment of $25.0 million upon the submission of an investigational new drug application for any DCM-1 development candidate to the FDA or a comparable regulatory authority in Europe or another major market country for any DCM-1 product. The Company will account for this milestone payment separately from the rest of the agreement and recognize revenue upon achievement of the milestone. The Company had not achieved this milestone as of March 31, 2016.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4.

Up to $85.0 million continuation payments. Under the Collaboration Agreement, Sanofi must determine by December 31, 2016 whether or not to continue the Collaboration Agreement. Sanofi agreed that if it so elects to continue the Collaboration Agreement, it will pay:

•	a one-time, non-refundable, non-creditable cash payment of $45.0 million
•

an additional $40.0 million in connection with the purchase of the Company’s preferred stock, assuming (i) the Company had not previously closed either a Qualified IPO (at which time this obligation would terminate) or a private financing prior to a Qualified IPO and (ii) Sanofi had not previously purchased shares of the Company’s stock pursuant to such rights to purchase the Company’s capital stock in accordance with the terms of the Collaboration Agreement. The $40.0 million payment was reduced by $5.0 million to $35.0 million in connection with Sanofi’s subsequent purchase of shares of the Company’s Series B redeemable convertible preferred stock in April 2015, and the remaining obligation terminated in connection with the Company’s IPO in October 2015.

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

The Company determined that Sanofi’s right to purchase the redeemable convertible preferred stock at the discounted price, and the Company’s corresponding obligation to issue this additional redeemable convertible preferred stock, represented a freestanding financial instrument. The freestanding convertible preferred stock call option liability was initially recorded at its fair value of $0.7 million in 2014. The Company recorded a decrease in the fair value of this liability of $0.3 million and $0.4 million in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2015 and 2014, respectively.

As of March 31, 2016, Sanofi had not provided the confirmation of continuation under the Collaboration Agreement.

5.

Up to $45.0 million in-kind research and collaboration activities. Sanofi can fund up to $45.0 million of pre-approved funding of research and collaboration activities. Since Sanofi will pay its vendors and personnel directly as per the Collaboration Agreement, the Company will not receive cash from Sanofi and therefore will not account for the funding of the in-kind services.

5. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Scientific equipment	$4,462	$3,995
Furniture and equipment	352	301
Capitalized software	225	225
Leasehold improvements	304	303
Total	5,343	4,824
Less: Accumulated depreciation and amortization	(2,336)	(2,080)
Property and equipment, net	$3,007	$2,744

Depreciation and amortization expense was $0.3 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Payroll and related expenses	$1,522	$2,515
Clinical research and development	2,478	2,145
Legal and accounting fees	371	33
Other	456	940
Total accrued liabilities	$4,827	$5,633

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

Facility Leases

On June 29, 2012, the Company entered into a 66-month lease for approximately 12,000 square feet of office and laboratory space in South San Francisco with annual payments of approximately $0.5 million. In connection with this lease agreement, the Company also entered into a shared facilities and services agreement with Global Blood Therapeutics, Inc. (“GBT”), a co-tenant in the office building (See Note 10). In October 2014, the Company entered into a lease assignment agreement with the owner of the building and GBT to allow GBT to sublease the Company’s portion of the building beginning in March 2015. For the three months ended March 31, 2016, the Company recorded approximately $0.1 million of sublease income and $0.1 million of sublease expense, which is recorded in interest and other income, net in the consolidated statements of operations and comprehensive loss.

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

The Company has provided deposits for letters of credit totaling $0.3 million to secure its obligations under its leases, which have been classified as long-term assets on the Company’s consolidated balance sheet as of March 31, 2016.

Rent expense, net was $0.3 million and $0.3 million for the three months ended March 31, 2016, and 2015, respectively.

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of March 31, 2016, or December 31, 2015.

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

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

7. Stockholders’ Equity

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows:

	March 31, 2016	December 31, 2015
Options issued and outstanding	1,910,181	1,318,647
Shares available for issuance under 2015 Stock Option and Incentive Plan	942,611	1,497,071
Shares available for issuance under 2015 Employee Stock Purchase Plan	255,000	255,000
Total	3,107,792	3,070,718

Redeemable Convertible Preferred Stock

Prior to the IPO in October 2015, the Company had 62,235,313 shares of redeemable convertible preferred stock outstanding with a par value of $0.0001 per share, of which 38,500,000 were designated Series A redeemable convertible preferred stock, 6,666,667 were designated Series A-1 redeemable convertible preferred stock, and 17,068,646 were designated Series B redeemable convertible preferred stock. As disclosed in the Company’s Form 10-K for the year ended December 31, 2015, the Company accreted redeemable convertible preferred stock to redemption value and also accreted dividends in relation to these shares of redeemable convertible preferred stock. For the three months ended March 31, 2015, the Company accreted redeemable convertible preferred stock to redemption value by $33,000 and accreted dividends on redeemable convertible preferred stock of $952,000.

8. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to options granted to employees and consultants for all periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$174	$18
General and administrative	240	17
Total	$414	$35

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following summarizes option activity under the 2012 Equity Incentive Plan and 2015 Stock Option and Incentive Plan:

	Shares Subject to	Weighted Average
	Outstanding Options	Exercise Price Per Share
Balance at December 31, 2015	1,318,647	2.29
Options granted	605,134	8.80
Options exercised	—	—
Options canceled	(13,600)	10.00
Balance at March 31, 2016	1,910,181	4.30

In relation to stock options to purchase common stock that vest upon the achievement of performance criteria, no stock-based compensation expense had been recorded as of March 31, 2016, because the Company concluded that the achievement of the applicable performance criteria had not been considered probable.

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator
Net loss	$(8,420)	$(4,500)
Cumulative dividends on redeemable convertible preferred stock	—	(952)
Accretion of redeemable convertible preferred stock to redemption value	—	(33)
Net loss attributable to common stockholders, basic and diluted	$(8,420)	$(5,485)
Denominator
Weighted average shares outstanding	27,024,638	3,752,389
Less: weighted average shares subject to repurchase	(855,486)	(1,530,638)
Weighted average shares used to compute basic and diluted net loss per share	26,169,152	2,221,751
Net loss per share attributable to common stockholders: Basic and diluted	$(0.32)	$(2.47)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	March 31,
	2016	2015
Common stock subject to repurchase	806,035	1,465,685
Stock options to purchase common stock	1,910,181	458,887

10. Related Party Transactions

In September 2012, the Company began receiving consulting and management services pursuant to an unwritten agreement with Third Rock Ventures, which is one of the Company’s largest shareholders. Charles Homcy and Kevin Starr, both directors of the Company, are general partner and partner, respectively, of Third Rock Ventures. The consulting fees paid to Third Rock Ventures were incurred by the Company in the ordinary course of business, and were $22,000 and $31,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, the Company had an outstanding liability to Third Rock Ventures of $23,000 and $13,000.

Effective July 29, 2013, the Company entered into a shared facilities and services agreement with GBT, a company that was majority-owned by Third Rock Ventures as of such date. In connection with that agreement, the Company reimbursed GBT for shared facilities and equipment of the Company’s former corporate headquarters location. During the three months ended March 31, 2016 and 2015, the Company reimbursed expenses and equipment of zero and $33,000, respectively, to GBT. There was no outstanding

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

liability to GBT as of March 31, 2016 and December 31, 2015. In October 2014, the Company entered into a lease assignment agreement with the owner of the former headquarters building and GBT to allow GBT to sublease the Company’s portion of the office after the Company relocated to its new corporate headquarters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (SEC) on March 18, 2016 (the “Annual Report”).

Special note regarding forward-looking statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a clinical stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. Our initial focus is on the treatment of heritable cardiomyopathies, a group of rare, genetically-driven forms of heart failure that result from biomechanical defects in cardiac muscle contraction. We have used our precision medicine platform to generate an initial pipeline of four therapeutic programs for the chronic treatment of the two most common forms of heritable cardiomyopathy—hypertrophic cardiomyopathy (“HCM”) and dilated cardiomyopathy (“DCM”). We have discovered and advanced our lead product candidate, MYK-461, into Phase 1 clinical development. In our first Phase 1 clinical trial, we have demonstrated proof of mechanism, or the ability of MYK-461 to reduce cardiac muscle contraction, an important biomarker of disease. We intend to expand our approach to deliver treatments with disease-modifying potential for patients with other forms of genetically-driven heart failure.

Financial Overview

We have not generated net income from operations, and, as of March 31, 2016, we had an accumulated deficit of $73.1 million, primarily as a result of research and development and general and administrative expenses.

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

Through March 31, 2016, we have financed our operations through an IPO and private placements of redeemable convertible preferred stock and funds received in connection with a license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., entered into in August 2014 (the “Collaboration Agreement”). We received net proceeds of $93.9 million from the sale of shares of our Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, we completed our IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. As of March 31, 2016, we had an accumulated deficit of $73.1 million and cash and cash equivalents of $99.5 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months.

We have no manufacturing facilities, and all of our manufacturing activities are contracted out to a third party. Additionally, we currently utilize third-party clinical research organizations (“CROs”) to carry out our clinical development and trials. We do not yet have a sales organization.

We expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform and the discovery, development and potential commercialization of MYK-461, our lead product candidate, and additional product candidates that we intend to pursue. Specifically, we expect to continue to incur substantial expenses in connection with our ongoing Phase 1 clinical trials and any Phase 2 and Phase 3 clinical trials that we may conduct for MYK-461. We will need substantial additional funding to support our operating activities as we advance MYK-461 and other potential product candidates through clinical development, seek regulatory approval and prepare for, and if approved, proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all.

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

We are entitled to receive tiered royalties ranging from the mid-single digits to the mid-teens on net sales of certain HCM and DCM finished products outside the United States and on net sales of certain DCM finished products in the United States. Sanofi is eligible to receive tiered royalties ranging from the mid-single digits to the low teens on our net sales of certain HCM finished products in the United States.

Under the Collaboration Agreement, Sanofi also agreed to provide up to $200.0 million in upfront and milestone payments, equity investments and research and development support. To date, of such amount, we have received from Sanofi an initial non-refundable upfront cash payment of $35.0 million and equity investments of $10.0 million in exchange for Series A-1 redeemable convertible preferred stock, $5.0 million in exchange for Series B redeemable convertible preferred stock and $9.0 million in exchange for shares of our common stock in our IPO. The total payments we were originally eligible to receive also include a $45.0 million continuation payment, a $25.0 million milestone-based payment, and an obligation from Sanofi to purchase an additional $40.0 million of our capital stock if Sanofi provided notice of its intent to continue the collaboration prior to December 31, 2016. Under the Collaboration Agreement, Sanofi’s obligation to purchase the additional $40.0 million of our capital stock (which was reduced by $5.0 million for its purchase of the Series B redeemable convertible preferred stock) terminated in connection with the closing of our IPO in November 2015. Additionally, we are eligible to receive up to $45.0 million of approved in-kind research and clinical activities.

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

Our significant accounting policies are more fully described in Note 2 of our Annual Report.  We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.  There have been no changes to our significant accounting policies during the three months ended March 31, 2016.

Components of Operating Results

Collaboration and License Revenue

We generate revenue from the Collaboration Agreement with Sanofi for the development and commercialization of products under the collaboration.

Operating Expense

Research and Development Expenses

Research and development expenses consist of salaries and benefits, including stock-based compensation, lab supplies and facility costs, as well as fees paid to CROs to conduct certain research and development activities on our behalf. Amounts incurred in connection with collaboration and license agreements are also included in research and development expense. Payments made to third parties in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, market research, rent and other general operating expenses not otherwise classified as research and development expenses.

Change in Fair Value of Redeemable Convertible Preferred Stock Call Option Liability

We determined that our obligation to issue additional shares of our redeemable convertible preferred stock represented a freestanding financial instrument. The freestanding redeemable convertible preferred stock call option liability was initially recorded at fair value, with fair value changes recognized as increases or reductions in the consolidated statements of operations and comprehensive loss. We continued to adjust the liability for changes in fair value until the issuance of our Series B redeemable convertible preferred stock in April 2015, upon which no further remeasurement was required. We had recorded a redeemable convertible preferred stock call option liability in August 2014 related to the Collaboration Agreement, which was extinguished in April 2015 at the time of the closing of the Series B redeemable convertible preferred stock financing.

Interest and Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash and cash equivalents.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2016 and 2015

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Collaboration and license revenue	$3,550	$3,550	$—
Operating expenses:
Research and development	8,130	6,616	1,514
General and administrative	3,860	1,765	2,095
Loss from operations	(8,440)	(4,831)	3,609
Interest and other income (expense), net	20	17	3
Change in fair value of redeemable convertible preferred stock call option liability	—	314	(314)
Net loss and comprehensive loss	$(8,420)	$(4,500)	3,920

Collaboration and License Revenue

Collaboration and license revenue of $3.5 million during the three months ended March 31, 2016 was equal to the $3.5 million during the three months ended March 31, 2015. The entire amount for both periods relate to revenue we recognized from the initial upfront payment of $35.0 million under the Collaboration Agreement with Sanofi we entered into in August 2014.

Research and Development Expenses

Research and development expenses increased $1.5 million, or 23%, from $6.6 million for the three months ended March 31, 2015 to $8.1 million for the three months ended March 31, 2016. The increase in research and development expenses was primarily due to an increase in clinical trial, manufacturing and toxicology study expenses of $0.7 million for MYK-461, an increase in professional services of $0.4 million, and an increase in personnel expenses of $0.3 million as a result of an increase in our employee headcount. For the periods presented, substantially all of our research and development expenses related to MYK-461 and our other preclinical drug candidates.

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

General and Administrative Expenses

General and administrative expenses increased $2.1 million, or 119%, from $1.8 million for the three months ended March 31, 2015 to $3.9 million for the three months ended March 31, 2016. The increase in general and administrative expenses was primarily due to increases in personnel expenses of $0.8 million, an increase in professional services expenses of $0.6 million primarily for legal and recruiting costs, and facilities and office related expenses of $0.5 million, as we expanded our operations.

We expect general and administrative expenses to continue to increase in future periods, reflecting both the increased costs in connection with the future commercialization of MYK-461, as well as an expanded infrastructure and increased professional fees associated with being a public company.

Interest and Other Income (Expense), Net

Interest and other income was $17,000 and $20,000 for the three months ended March 31, 2015 and 2016, respectively. Interest income for both periods was attributable to the interest earned on our cash and cash equivalents.

Change in Fair Value of Redeemable Convertible Preferred Stock Call Option Liability

The change in fair value of redeemable convertible preferred stock call option liability changed from a gain of $314,000 during the three months ended March 31, 2015 to zero for the three months ended March 31, 2016. The change resulted from recording a gain related to the decline in the fair value of the Series A-1 redeemable convertible preferred stock call option liability during the three months ended March 31, 2015.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our equity securities, payments received in connection with the Collaboration Agreement, and our IPO. During 2014, we received net proceeds of $28.9 million from the sale of Series A and Series A-1 redeemable convertible preferred stock and, in August 2014, we received an upfront payment of $35.0 million from Sanofi in connection with the entry into the Collaboration Agreement. In April 2015, we received net proceeds of $45.8 million from the sale of Series B redeemable convertible preferred stock.  Pursuant to the IPO in October 2015, we received net proceeds of $55.6 million, net of underwriting discounts, commissions and offering costs, and as of March 31, 2016, we had cash and cash equivalents of $99.5 million.

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

We will continue to require additional financing to develop our product candidates and fund operations for the foreseeable future through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress and the cost of our clinical trials of MYK-461;
•	the rate and progress and the cost of our preclinical studies and planned clinical trials for our DCM-1 program;
•	the number of product candidates that we intend to develop using our precision medicine platform;
•	the costs of research and preclinical studies to support the advancement of other product candidates into clinical development;
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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(12,055)	$(7,702)
Net cash used in investing activities	(562)	(428)
Net cash (used in) provided by financing activities	(153)	99
Net decrease in cash and cash equivalents	$(12,770)	$(8,031)

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $12.1 million, and was primarily due to the net loss for the period, and was also affected by changes in operating assets and liabilities, including a decrease in deferred revenue of $3.6 million and a decrease in accrued liabilities of $0.7 million.

Net cash used in operating activities for the three months ended March 31, 2015 was $7.7 million, and was primarily due to the net loss for the period, and was also affected by changes in operating assets and liabilities, including a decrease in deferred revenue of $3.5 million and an increase in prepaid expenses of $0.3 million, offset by a decrease in accounts payable of $0.3 million and long term liabilities of $0.3 million.

Cash Used in Investing Activities

Cash used in investing activities for all periods presented consisted primarily of investment in equipment. During the three months ended March 31, 2015, we also had proceeds from sale of equipment.

Cash Provided by Financing Activities

Cash used in financing activities in the three months ended March 31, 2016 consisted of payments of $0.2 million in deferred offering costs. Cash provided by financing activities in the three months ended March 31, 2015 consisted of $0.1 million of funds received as a result of common stock option exercises.

As of March 31, 2016, we had cash and cash equivalents of approximately $99.5 million. We believe that our cash resources are sufficient to meet our cash needs for at least the next 12 months.

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of our business to our contractual obligations during the three months ended March 31, 2016, as compared to those disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Jumpstart Our Business Startups Act of 2012

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing in our Annual Report regarding recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2016, we had cash and cash equivalents of $99.5 million, consisting of interest-bearing money market accounts, which would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities of our cash and cash equivalents and the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and Vice President, Corporate Controller, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Vice President, Corporate Controller have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a very early-stage company. We were incorporated and commenced operations in June 2012. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, creating and expanding on our precision medicine platform, identifying potential product candidates, undertaking preclinical studies and commencing and conducting Phase 1 clinical trials for our most advanced product candidate, MYK-461. We have not yet demonstrated our ability to successfully complete the clinical development of a product candidate, including the completion of any clinical trials designed to show the efficacy of a product candidate, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our lead product candidate, MYK-461, is in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of MYK-461 or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our net loss for the years ended December 31, 2014 and 2015 was $16.8 million and $22.9 million, respectively. As of March 31, 2016, we had an accumulated deficit of $73.1 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

Even if one or more of the product candidates that we are developing is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”) or other regulatory agencies, domestic or foreign, to perform clinical trials and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently advancing MYK-461, our lead product candidate, through clinical development, and conducting preclinical discovery and development activities in our other programs, including Investigational New Drug (IND)-enabling studies for our DCM-1 development candidate. Drug development is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical trials.

As of March 31, 2016, our cash and cash equivalents were $99.5 million. In November 2015, we sold 6,253,125 shares of common stock in our IPO, the net proceeds of which totaled approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. We intend to use our cash and cash equivalents to fund the clinical development of MYK-461 through the completion of Phase 2 clinical trials, the advancement of our ongoing preclinical, discovery and research programs and the expansion of our platform, including the Sarcomeric Human Cardiomyopathy Registry (“SHaRe”), as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, MYK-461 and our other product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

•	the rate of progress and the cost of our clinical trials of MYK-461;
•	the number of product candidates that we intend to develop using our precision medicine platform;
•	the costs of research and preclinical studies, including our IND-enabling studies for our DCM-1 development candidate, to support the advancement of other product candidates into clinical development;
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

We have invested a significant portion of our efforts and financial resources in the identification of our lead product candidate, MYK-461, for the treatment of hypertrophic cardiomyopathy (“HCM”). We are currently evaluating MYK-461 in early-stage clinical trials for HCM, and, if MYK-461 fails to demonstrate safety or efficacy to the satisfaction of the FDA or other comparable regulatory authorities, we will need to identify and rely on other product candidates or target indications, or both, for clinical development. All of our other programs are still in discovery or preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of MYK-461 or other product candidates that we may identify from our precision medicine platform.

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

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical development or clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, although our preclinical observations and initial data from two of our Phase 1 clinical trials of MYK-461 support our hypothesis that MYK-461 has the potential to reduce cardiac muscle contractility and our belief that such data have demonstrated clinical proof of mechanism in both HCM patients and healthy volunteers, we have not completed clinical trials of MYK-461 in larger populations. In addition, our precision medicine platform is based on a translational medicine approach. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical or early clinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, although MYK-461 has been observed to reduce cardiac contractility as measured by certain established biomarkers in our first Phase 1 clinical trial in healthy volunteers, the predictive value of these biomarkers in HCM patients may prove to be less than anticipated in subsequent, larger clinical trials. The initial clinical data from our Phase 1 clinical trials of MYK-461 are preliminary in nature, based on limited doses and a small sample size, and the clinical development of MYK-461 is not complete. Early positive data may not be repeated or observed in ongoing or future trials involving our product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials, particularly in the field of cardiovascular medicine. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

We may not be successful in our efforts to identify or discover potential product candidates.

The success of our business depends primarily upon our ability to identify, develop and commercialize therapeutics for the treatment of genetic cardiovascular diseases based on our precision medicine approach. A key element of our strategy is to use our precision medicine platform to identify and study compounds that can be used to correct or offset the abnormal contraction caused by HCM and dilated cardiomyopathy (“DCM”). Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

•	delays in obtaining required Institutional Review Board (“IRB”) approval at each clinical trial site;
•	delays in recruiting suitable patients to participate in our clinical trials;
•	imposition of a clinical hold by regulatory agencies, after an inspection of our clinical trial operations or trial sites;
•	failure by our CROs, other third parties or us to adhere to clinical trial requirements;
•

failure by us or our CROs or other third-party contractors to perform clinical trials in accordance with the FDA’s good clinical practice (“GCP”) requirements or applicable regulatory guidelines in other countries;

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, or suspension or termination is recommended by the Data Safety Monitoring Board (“DSMB”) for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

If the results of our clinical trials are inconclusive or if there are safety concerns or adverse events associated with our product candidates, we may:

•	be delayed in obtaining marketing approval for our product candidates, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to changes in the way the product is administered;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•	have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy (“REMS”);

•	be subject to the addition of labeling statements, such as warnings or contraindications;
•	be sued; or
•	experience damage to our reputation.

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

Adverse events or other unintended side effects or safety signals caused by our product candidates could cause us, IRBs or ethics committees, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. For example, through additional studies, we may determine that although MYK-461 has been shown to be specific to striated muscle, which includes both skeletal and cardiac muscle, and selective for cardiac muscle, it may target myosin in skeletal muscle, which could result in unintended adverse effects. We have observed a number of adverse events in our Phase 1 clinical trials of MYK-461.  Results of our trials could reveal a high and unacceptable severity and prevalence of these or other adverse events in subjects treated with MYK-461. If the adverse events we have observed are deemed to be unacceptable or other unacceptable side effects or safety signals are observed in any ongoing or subsequent preclinical studies or clinical trials of our product candidates, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Any adverse effects encountered in our preclinical studies or clinical trials, whether or not drug-related, could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.  Additionally, adverse effects may represent safety signals that could influence the benefit-risk assessment for further development or commercialization of a product candidate and may warrant further clinical or nonclinical investigation, consultation with health authorities, changes to product labeling or guidelines for its safe use, or other scientific or regulatory actions.  Any of these occurrences may harm our business, financial condition and prospects significantly.

Further, if any of our future products, if and when approved for commercial sale, cause serious or unexpected adverse events, a number of potentially significant negative consequences could result, including:

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
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a New Drug Application (“NDA”) or other submission or to obtain regulatory approval in the United States or elsewhere;

•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; or

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to extensive and ongoing regulatory requirements and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, Current Good Manufacturing Practice (“cGMP”) requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, the holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process.

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP and adherence to commitments made in the NDA.

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

In addition, later discovery of previously unknown problems with our medicines, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in various negative consequences, including:

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to incentives such as tax advantages and user-fee waivers.  In April 2016, the FDA granted Orphan Drug Designation for MYK-461 for use in the treatment of symptomatic obstructive HCM.

The exclusivity granted under any orphan drug designations that we have received or may receive may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior, in that it is shown to be safer, more effective or makes a major contribution to patient care. Any inability to secure or maintain orphan drug designation or the exclusivity benefits of this designation would have an adverse impact on our ability to develop and commercialize our product candidates.

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

Specifically, with respect to termination, the initial term of the research program under our Collaboration Agreement with Sanofi is set to end on December 31, 2018. If, however, prior to December 31, 2016 Sanofi does not provide us with notice of its intent to continue the collaboration or if Sanofi provides notice of its intent to discontinue the collaboration, the research collaboration will terminate on December 31, 2016. Additionally, at any time after December 31, 2018, Sanofi may, upon prior written notice to us, terminate the Collaboration Agreement for convenience in its entirety or on a region-by-region or program-by-program basis with respect to selected regions or programs. The Collaboration Agreement is also subject to termination by either party upon a material breach by the other party, subject to a notice and cure period, or upon a bankruptcy, insolvency or similar event affecting the other party.

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

Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical trials are conducted in accordance with the study plan and protocols. We and our third-party contractors and CROs are required to comply with GCP regulations, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (“EEA”), and comparable foreign regulatory authorities for all products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors or CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the U.S. Patent and Trademark Office, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cardiovascular disease treatments such as beta blockers, non-dihydropyridine calcium channel blockers and disopyramide are well-established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Any failure to achieve or maintain sufficient market acceptance of MYK-461 or any of our other product candidates, if approved, could significantly harm our business, prospects, financial condition and results of operations.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products and for products whose targeted patient populations are small. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS or third-party payors will decide with respect to reimbursement and coverage for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS.

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

•

the U.S. federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

the U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization on covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information;

•	the U. S. Federal Food, Drug, and Cosmetic Act (“FDCA”) which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•

the U. S. legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”) and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

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

Precision medicine remains a novel technology, particularly in the field of cardiovascular disease, with no products approved to date in the United States that are specifically targeted at correcting the underlying biomechanical defects in cardiac contractility associated with HCM and DCM. Public perception may be influenced by claims that these therapies are unproven or unsafe, and our product candidates may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians, who specialize in the treatment of those diseases that our product candidates target, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity, could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

As of March 31, 2016, we had 63 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have a wholly-owned Australian subsidiary through which we conduct clinical trials in Australia. Our business strategy also contemplates potential additional international operations as we seek to continue the development of MYK-461 and other product candidates that we have or may identify, seek regulatory approval for our product candidates, and commercialize any product candidates that are approved outside the United States. If any product candidates for which we have retained worldwide commercial rights are approved, we may hire sales representatives and conduct physician and patient group outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which biopharmaceutical companies such as us are dependent for sources of capital. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for our product candidates. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. While we have determined that an ownership change occurred in April 2015 in connection with our Series B redeemable convertible preferred stock financing, we do not believe that this ownership change will result in the expiration of any of our existing NOLs prior to utilization. We may experience subsequent shifts in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risk Related to Our Common Stock

The market price of our common stock has been and may continue to be highly volatile.

The market price of our common stock has experienced volatility since our IPO in October 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;
•	reports of adverse events in other products for the treatment of cardiovascular diseases or clinical trials of such products;
•	a decision by Sanofi to terminate or cease moving forward with the Collaboration Agreement;
•	inability to obtain additional funding;
•	any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
•	failure to develop successfully and commercialize our product candidates;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaborators to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions affecting our product candidates or development programs;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public or to the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

In addition, companies trading in the stock market in general, and The NASDAQ Global Select Market (“NASDAQ”) in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. The lock-up agreements pertaining to our IPO expired on April 26, 2016.  As a result, persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market.  Significant portions of these shares are held by a relatively small number of stockholders.  Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

We have also registered all shares of our common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. As a result, these shares will be eligible for sale in the public market to the extent permitted by any applicable vesting requirements and the exercise of options, and restrictions under applicable securities laws. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Pursuant to our 2015 Stock Option and Incentive Plan (the “2015 Plan”), we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Beginning on January 1, 2017, the number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, pursuant to our 2015 Employee Stock Purchase Plan (the “2015 ESPP”), we have initially reserved 255,000 shares for purchase by eligible employees. Beginning on January 1, 2017 and ending on January 1, 2025, the number of shares available for future issuance under the 2015 ESPP will automatically increase each year by up to the lesser of 3,000,000 shares of common stock or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under these plans by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of May 5, 2016, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 78.3% of our outstanding voting stock.  These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We have broad discretion in the use of our cash and cash equivalents and may not use them effectively.

Our management has broad discretion in the application of our existing cash and cash equivalents, and you will not have the opportunity to assess whether our existing cash and cash equivalents are being used appropriately. Because of the number and variability of factors that will determine our use of our existing cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts may not publish an adequate amount of research on our company, which may negatively impact the trading price for our stock. In addition, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. Further, if our operating results fail to meet the forecasts of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (i) December 31, 2020, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.0 billion or more, (iii) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during any three-year period before that time. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Our operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult to predict our future operating results. Our net loss and other operating results will be affected by numerous factors, many of which are outside of our control and may be difficult to predict, including:

•	variations in the level of expenses related to our precision medicine platform, our product candidates or our research and development programs;
•	the timing and success or failure of preclinical studies and clinical trials for our product candidates or competing product candidates;
•	our ability to obtain regulatory approval for our product candidates, and the timing and scope of any such approvals we may receive;
•	if any of our product candidates receives regulatory approval, the level of underlying demand for these product candidates;
•	addition or termination of clinical trials or funding support;
•	our execution of any new collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.
•	any intellectual property infringement or other lawsuits in which we may become involved; and
•	regulatory developments affecting our product candidates or those of our competitors.

If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. Additionally, due to the unpredictability of our quarterly and annual operating results, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Repurchases of Company Equity Securities.

During the three months ended March 31, 2016, we repurchased the following shares of common stock:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(in thousands, except per share amounts)
January 1, 2016 through January 31, 2016	37,074	$0.82	—	—
February 1, 2016 through February 29, 2016	—	$—	—	—
March 1, 2016 through March 31, 2016	—	$—	—	—
Total	37,074	$0.82	—	—

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

MYOKARDIA, INC.

Date: May 12, 2016	MYOKARDIA, INC.

	By:	/s/ Tassos Gianakakos
Tassos Gianakakos
President, Chief Executive Officer
(principal executive officer)

Date: May 12, 2016	By:	/s/ Steven Chan
Steven Chan
Vice President, Corporate Controller
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference From	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	11/18/2015	3.1

3.2	Amended and Restated Bylaws.	S-1/A	10/13/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	10/19/2015	4.1

10.1#	Senior Executive Cash Incentive Bonus Plan	8-K	2/5/2016	10.1

10.2#	Transitional Services Agreement, dated February 18, 2016, by and between MyoKardia, Inc. and Jonathan C. Fox, M.D., Ph.D.				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Represents management compensation plan, contract or arrangement.

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