Form 10-Q
period 2016-06-30
MyoKardia Inc
filed 2016-08-09
CIK 1552451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of outstanding shares of the registrant’s common stock on August 4, 2016 was 27,020,422 shares.

MYOKARDIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MYOKARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$87,615	$112,265
Prepaid expenses and other current assets	1,066	1,282
Total current assets	88,681	113,547
Property and equipment, net	2,930	2,744
Other long term assets	289	289
Total assets	$91,900	$116,580
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,672	$2,143
Accrued liabilities	5,500	5,633
Deferred revenue	7,099	14,199
Total current liabilities	14,271	21,975
Other long-term liabilities	573	732
Total liabilities	14,844	22,707
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at June 30, 2016 and December 31, 2015; 27,012,201 and 27,053,156 shares, issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in-capital	159,918	158,555
Accumulated deficit	(82,865)	(64,685)
Total stockholders’ equity	77,056	93,873
Total liabilities and stockholders’ equity	$91,900	$116,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Collaboration and license revenue	$3,549	$3,549	$7,099	$7,099
Operating expenses
Research and development	9,279	6,730	17,409	13,345
General and administrative	4,056	1,895	7,916	3,661
Total operating expenses	13,335	8,625	25,325	17,006
Loss from operations	(9,786)	(5,076)	(18,226)	(9,907)
Interest and other income, net	26	1	46	18
Change in fair value of redeemable convertible preferred stock call option liability	—	—	—	314
Net loss and comprehensive loss	(9,760)	(5,075)	(18,180)	(9,575)
Cumulative dividend relating to redeemable convertible preferred stock	—	(1,678)	—	(2,630)
Accretion of redeemable convertible preferred stock to redemption value	—	(29)	—	(62)
Net loss attributable to common stockholders	$(9,760)	$(6,782)	$(18,180)	$(12,267)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(2.78)	$(0.69)	$(5.24)
Weighted-average number of common shares used to compute net loss per share, basic and diluted	26,337,184	2,442,133	26,284,630	2,342,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(18,180)	$(9,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	531	493
Stock-based compensation expense	1,018	104
Gain on sale of equipment	—	(15)
Change in fair value of redeemable convertible preferred stock call option liability, net	—	(314)
Change in operating assets and liabilities:
Prepaid expenses and other assets	216	(136)
Accounts payable	(436)	499
Accrued liabilities	50	466
Other long term liabilities	(43)	367
Deferred revenue	(7,100)	(7,099)
Net cash used in operating activities	(23,944)	(15,210)
Cash flows from investing activities:
Purchases of property and equipment	(766)	(1,281)
Proceeds from sale of equipment	—	134
Changes in restricted cash	—	60
Net cash used in investing activities	(766)	(1,087)
Cash flows from financing activities:
Proceeds from issuance of Series B preferred stock, net	—	45,837
Proceeds from issuance of common stock	213	128
Payments of deferred offering costs	(153)	(240)
Net cash provided by financing activities	60	45,725
Net decrease in cash and cash equivalents	(24,650)	29,428
Cash and cash equivalents, beginning of period	112,265	43,648
Cash and cash equivalents, end of period	$87,615	$73,076
Supplemental disclosures of noncash investing and financing information
Unpaid deferred offering costs	$—	$416
Vesting of early exercised options and restricted stock	$180	$74
Unpaid portion of property and equipment purchases included in period-end accounts payable	$12	$27
Unpaid portion of property and equipment purchases included in period-end accrued liabilities	$—	$10
Accretion of dividends on redeemable convertible preferred stock	$—	$2,630
Accretion of redeemable convertible preferred stock to redemption value	$—	$62

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Formation and Business of the Company

MyoKardia, Inc. (the “Company”), incorporated under the laws of the State of Delaware in 2012, is a clinical stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. Our initial focus is on the treatment of heritable cardiomyopathies, a group of rare, genetically-driven forms of heart failure that result from biomechanical defects in cardiac muscle contraction. We have used our precision medicine platform to generate a robust pipeline of therapeutic programs for the chronic treatment of the two most common forms of heritable cardiomyopathy—hypertrophic cardiomyopathy, or HCM, and dilated cardiomyopathy, or DCM.

We intend to advance MYK-461, our lead product candidate for the treatment of HCM, into Phase 2 clinical development by the end of 2016 and to advance MYK-491, our lead product candidate for the treatment of DCM, into Phase 1 clinical development by the first half of 2017. Using our precision medicine development strategy, we believe we have efficiently generated clinical proof of mechanism for MYK-461 in both healthy volunteers and in HCM patients, and we intend to pursue a similar path for MYK-491. In 2016, MYK-461 was granted Orphan Drug Designation by the U.S. Food and Drug Administration, or the FDA.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through June 30, 2016, the Company has financed its operations through an initial public offering (“IPO”) and private placements of redeemable convertible preferred stock and funds received in connection with a license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., entered into in August 2014 (the “Collaboration Agreement”) (See Note 4). The Company received net proceeds of $93.9 million from the sale of shares of its Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, the Company completed its IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. The Company has incurred significant losses and negative cash flows from operations. As at June 30, 2016, the Company had an accumulated deficit of $82.9 million and cash and cash equivalents of $87.6 million, which it believes will be sufficient to fund its planned operations through at least the next twelve months.

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

2. Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the consolidated financial statements for the year ended December 31, 2015 included in the Annual Report.  There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2016.

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

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In May 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-12, Revenue from Contracts - Narrow-Scope Improvements and Practical Expedients. This ASU addresses certain issues in the revenue recognition guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in this ASU affect the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. For a public entity, the amendments in ASU 2016-12 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not determined the potential effects of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU will provide a more robust framework for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. This framework will help to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and provide more useful information to users of financial statements through improved disclosure requirements. For a public entity, the amendments in ASU 2016-10 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not determined the potential effects of this standard on its consolidated financial statements.

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 financial instruments as follows (in thousands):

	Fair Value Measurements at June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money Market funds	$87,582	$87,582	$—	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money Market funds	$111,533	$111,533	$—	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Convertible preferred stock
call option liability, net
Balance at December 31, 2014	$314
Change in fair value recorded in statement of operations and comprehensive loss	(314)
Balance at June 30, 2015	$—

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

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The Collaboration Agreement covers three main research programs, “HCM1” (“HCM-1” or “MYK-461”), “HCM2” (“HCM-2”) and “DCM1” (“DCM-1” or “MYK-491”). The Company is solely responsible for conducting research and development activities through early human efficacy studies, except for specified research activities to be conducted by Sanofi. The estimated completion of proof-of-concept phases are staggered, depending on the program. Thereafter, the Company will lead worldwide development and United States commercial activities for the MYK-461 and HCM-2 programs, Sanofi will lead global development and commercial activities for DCM-1 and Sanofi will lead ex-United States development and commercial activities for the MYK-461 and HCM-2 programs where it has ex-United States commercialization rights. Sanofi also has the option to co-promote in the United States for potential expanded cardiovascular diseases outside of the genetically targeted indications for the MYK-461 and HCM-2 programs, with the Company having the option to co-promote the DCM-1 program in the United States.

The Company accounted for the Collaboration Agreement by evaluating each of the financial components discussed above:

1.

$35.0 million upfront payment. The Company received a non-refundable upfront payment and identified the following performance obligations at the inception of the Collaboration Agreement: (i) the transfer of intellectual property rights and know-how (license), (ii) the obligation to provide certain limited research and development services during the term of the license agreement and (iii) the obligation to participate on the development and commercialization committees. The Company applied the guidance under ASC 605-25, Multiple Element Arrangements, to account for this upfront payment. The Company evaluated the underlying goods and services delivered under the Collaboration Agreement and concluded that the performance obligations do not have standalone value, and accordingly accounted for the deliverables as one unit of accounting. The $35.0 million payment was recorded by the Company as deferred revenue on its consolidated balance sheet upon receipt, which the Company is recognizing as revenue on a straight-line basis over the expected term of research and development services through December 31, 2016 because there is not a more discernible pattern of performance in which the research and development services occur. During the three months ended June 30, 2016 and June 30, 2015, and the six months ended June 30, 2016 and June 30, 2015, the Company recognized $3.5 million of revenue in both three-month periods and $7.1  million of revenue in both six-month periods, respectively, under the Collaboration Agreement. As of June 30, 2016 and December 31, 2015, the Company had recorded deferred revenue on its consolidated balance sheet of $7.1 million and $14.2 million, respectively.

2.

$10.0 million upfront investment in Series A-1 redeemable convertible preferred stock. In August 2014, the Company entered into a Series A-1 redeemable convertible preferred stock purchase agreement with Sanofi. The stock purchase agreement was signed as a separate transaction from the Collaboration Agreement. Pursuant to the stock purchase agreement, the Company sold 6,666,667 shares of Series A-1 redeemable convertible preferred stock to Sanofi at $1.50 per share. The Company concluded that the $1.50 per share price represented the fair value of the redeemable convertible preferred stock issued.

3.

$25.0 million milestone-based payment. The Company is eligible to receive a one-time, non-refundable, non-creditable payment of $25.0 million upon the submission of an investigational new drug application for any DCM-1 development candidate to the FDA or a comparable regulatory authority in Europe or another major market country for any DCM-1 product. The Company will account for this milestone payment separately from the rest of the agreement and recognize revenue upon achievement of the milestone. The Company had not achieved this milestone as of June 30, 2016.

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

As of June 30, 2016, Sanofi had not provided the confirmation of continuation under the Collaboration Agreement.

5.

Up to $45.0 million in-kind research and collaboration activities. Sanofi can fund up to $45.0 million of pre-approved funding of research and collaboration activities. Since Sanofi will pay its vendors and personnel directly as per the Collaboration Agreement, the Company will not receive cash from Sanofi and therefore will not account for the funding of the in-kind services.

5. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Scientific equipment	$4,577	$3,995
Furniture and equipment	425	301
Capitalized software	231	225
Leasehold improvements	308	303
Total	5,541	4,824
Less: Accumulated depreciation and amortization	(2,611)	(2,080)
Property and equipment, net	$2,930	$2,744

Depreciation and amortization expense was $0.2 million each and $0.5 million each for the three and six months ended June 30, 2016 and 2015, respectively.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Payroll and related expenses	$2,176	$2,515
Clinical research and development	2,652	2,145
Legal and accounting fees	115	33
Other	557	940
Total accrued liabilities	$5,500	$5,633

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

Facility Leases

On June 29, 2012, the Company entered into a 66-month lease for approximately 12,000 square feet of office and laboratory space in South San Francisco with annual payments of approximately $0.5 million. In connection with this lease agreement, the Company also entered into a shared facilities and services agreement with Global Blood Therapeutics, Inc. (“GBT”), a co-tenant in the office building (See Note 10). In October 2014, the Company entered into a lease assignment agreement with the owner of the building and GBT to allow GBT to sublease the Company’s portion of the building beginning in March 2015. For the three and six months ended June 30, 2016, the Company recorded approximately $0.1 million and $0.2 million, respectively, of sublease income and $0.1 million and $0.2 million, respectively, of sublease expense, which is recorded in interest and other income, net in the consolidated statements of operations and comprehensive loss.

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

The Company has provided deposits for letters of credit totaling $0.3 million to secure its obligations under its leases, which have been classified as long-term assets on the Company’s consolidated balance sheet as of June 30, 2016.

Rent expense, net was $0.4 million each and $0.7 million each for the three and six months ended June 30, 2016, and 2015, respectively.

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of June 30, 2016, or December 31, 2015.

Guarantees and Indemnifications

The Company enters into standard indemnification arrangements in the ordinary course of business.

Pursuant to certain of these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

7. Stockholders’ Equity

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows:

	June 30, 2016	December 31, 2015
Options issued and outstanding	2,044,636	1,318,647
Shares available for issuance under 2015 Stock Option and Incentive Plan	837,066	1,497,071
Shares available for issuance under 2015 Employee Stock Purchase Plan	229,971	255,000
Total	3,111,673	3,070,718

Redeemable Convertible Preferred Stock

Prior to the IPO in October 2015, the Company had 62,235,313 shares of redeemable convertible preferred stock outstanding with a par value of $0.0001 per share, of which 38,500,000 were designated Series A redeemable convertible preferred stock, 6,666,667 were designated Series A-1 redeemable convertible preferred stock, and 17,068,646 were designated Series B redeemable convertible preferred stock. As disclosed in the Company’s Form 10-K for the year ended December 31, 2015, the Company accreted redeemable convertible preferred stock to redemption value and also accreted dividends in relation to these shares of redeemable convertible preferred stock. For the three and six months ended June 30, 2015, the Company accreted redeemable convertible preferred stock to redemption value by $29,000 and $62,000, respectively, and accreted dividends on redeemable convertible preferred stock of $1.7 million and $2.6 million, respectively.

8. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to options granted to employees and consultants for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$247	$31	$421	$49
General and administrative	357	38	597	55
Total	$604	$69	$1,018	$104

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following summarizes option activity under the 2012 Equity Incentive Plan and 2015 Stock Option and Incentive Plan:

	Shares Subject to	Weighted Average
	Outstanding Options	Exercise Price Per Share
Balance at December 31, 2015	1,318,647	2.29
Options granted	767,534	9.61
Options exercised	—	—
Options canceled	(41,545)	6.26
Balance at June 30, 2016	2,044,636	4.96

Pursuant to the terms of the Company’s 2015 Employee Stock Purchase Plan (the “2015 ESPP”), on April 29, 2016, the Company issued 25,029 shares to participants in the 2015 ESPP in exchange for their contributions during the period from October 29, 2015 to April 29, 2016.

In relation to stock options to purchase common stock that vest upon the achievement of performance criteria, the Company recorded $73,000 in stock-based compensation expense as of June 30, 2016 because the Company concluded that the achievement of one of the four applicable performance criteria had been considered probable.

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Net loss	$(9,760)	$(5,075)	$(18,180)	$(9,575)
Cumulative dividends on redeemable convertible preferred stock	—	(1,678)	—	(2,630)
Accretion of redeemable convertible preferred stock to redemption value	—	(29)	—	(62)
Net loss attributable to common stockholders, basic and diluted	$(9,760)	$(6,782)	$(18,180)	$(12,267)
Denominator
Weighted average shares outstanding	27,023,566	3,791,596	27,024,104	3,782,838
Less: weighted average shares subject to repurchase	(686,382)	(1,349,463)	(739,474)	(1,440,051)
Weighted average shares used to compute basic and diluted net loss per share	26,337,184	2,442,133	26,284,630	2,342,787
Net loss per share attributable to common stockholders: Basic and diluted	$(0.37)	$(2.78)	$(0.69)	$(5.24)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	June 30,
	2016	2015
Common stock subject to repurchase	626,810	1,279,115
Stock options to purchase common stock	2,044,636	1,258,013

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of June 30, 2016, the Company has contributions from plan participants of $106,213 under the 2015 ESPP, which if converted, would be equivalent to 10,897 shares based on 85% of the stock price at the beginning of the offering period.

10. Related Party Transactions

In September 2012, the Company began receiving consulting and management services pursuant to an unwritten agreement with Third Rock Ventures, which is one of the Company’s largest shareholders. Charles Homcy and Kevin Starr, both directors of the Company, are venture partner and partner, respectively, of Third Rock Ventures. The consulting fees paid to Third Rock Ventures were incurred by the Company in the ordinary course of business, and were $10,000 and $24,000 for the three and six months ended June 30, 2016 respectively, and $21,000 and $52,000 for the three and six months ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company had an outstanding liability to Third Rock Ventures of $7,000 and $13,000, respectively.

Effective July 29, 2013, the Company entered into a shared facilities and services agreement with GBT, a company that was majority-owned by Third Rock Ventures as of such date. In connection with that agreement, the Company reimbursed GBT for shared facilities and equipment of the Company’s former corporate headquarters location. During the three and six months ended June 30, 2016, the Company did not reimburse any expenses or equipment to GBT, and during the three and six months ended June 30, 2015, the Company reimbursed expenses and equipment of $8,000 and $41,000 respectively, to GBT. There was no outstanding liability to GBT as of June 30, 2016 and December 31, 2015. In October 2014, the Company entered into a lease assignment agreement with the owner of the former headquarters building and GBT to allow GBT to sublease the Company’s portion of the office after the Company relocated to its new corporate headquarters.

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

Overview

We are a clinical stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. Our initial focus is on the treatment of heritable cardiomyopathies, a group of rare, genetically-driven forms of heart failure that result from biomechanical defects in cardiac muscle contraction. We have used our precision medicine platform to generate a robust pipeline of therapeutic programs for the chronic treatment of the two most common forms of heritable cardiomyopathy—hypertrophic cardiomyopathy, or HCM, and dilated cardiomyopathy, or DCM.

We intend to advance MYK-461 into Phase 2 clinical development by the end of 2016 and to advance MYK-491 into Phase 1 clinical development by the first half of 2017. Using our precision medicine development strategy, we believe we have efficiently generated clinical proof of mechanism for MYK-461 in both healthy volunteers and in HCM patients, and we intend to pursue a similar path for MYK-491. In 2016, MYK-461 was granted Orphan Drug Designation by the U.S. Food and Drug Administration, or the FDA.

Financial Overview

We have not generated net income from operations, and, as of June 30, 2016, we had an accumulated deficit of $82.9 million, primarily as a result of research and development and general and administrative expenses.

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

Through June 30, 2016, we have financed our operations through an IPO and private placements of redeemable convertible preferred stock and funds received in connection with the Collaboration Agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., entered into in August 2014. We received net proceeds of $93.9 million from the sale of shares of our Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, we completed our IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. As of June 30, 2016, we had an accumulated deficit of $82.9 million and cash and cash equivalents of $87.6 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months.

We have no manufacturing facilities, and all of our manufacturing activities are contracted out to a third party. Additionally, we currently utilize third-party clinical research organizations (“CROs”) to carry out our clinical development and trials. We do not yet have a sales organization.

We expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform and the discovery, development and potential commercialization of MYK-461, MYK-491, and additional product candidates that we intend to pursue, including MYK-491. Specifically, we expect to continue to incur substantial expenses in connection with our ongoing Phase 1 clinical trials, our planned Phase 2 clinical trials and any Phase 3 clinical trials that we may conduct for MYK-461, as well as our planned clinical development activities for MYK-491. We will need substantial additional funding to support our operating activities as we advance MYK-461, MYK-491, and other potential product candidates through clinical development, seek regulatory approval and prepare for, and if approved, proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all.

License and Collaboration Agreement with Sanofi

In August 2014, we entered into the Collaboration Agreement with Aventis, Inc., a wholly-owned subsidiary of Sanofi S.A., that covers three main research programs: our first program in HCM (referred to as MYK-461 or HCM-1), a second program in HCM (referred to as HCM-2) and our first program in DCM (referred to as MYK-491 or DCM-1). For purposes of this presentation, we refer to Sanofi as our co-party to the Collaboration Agreement.

Under the Collaboration Agreement, we are responsible for conducting research and development activities through early human efficacy studies, except for specified research activities to be conducted by Sanofi. Thereafter, we will lead worldwide development and U.S. commercial activities for the MYK-461 and HCM-2 programs, Sanofi will lead global development and commercial activities for MYK-491 and Sanofi will lead commercial activities for the MYK-461 and HCM-2 programs where it has ex-U.S. commercialization rights. Sanofi also has the option to co-promote the MYK-461 and HCM-2 programs in the United States only in the event of a potential expanded cardiovascular disease indication outside of the genetically targeted indications for MYK-461 and HCM-2. We have co-commercialization rights to MYK-491 in the United States, at our option.

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

Our significant accounting policies are more fully described in Note 2 of our Annual Report.  We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.  There have been no changes to our significant accounting policies during the three months ended June 30, 2016.

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

Interest and Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash and cash equivalents.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Collaboration and license revenue	$3,549	$3,549	$—
Operating expenses:
Research and development	9,279	6,730	2,549
General and administrative	4,056	1,895	2,161
Total operating expenses	13,335	8,625	4,710
Loss from operations	(9,786)	(5,076)	(4,710)
Interest and other income (expense), net	26	1	25
Change in fair value of redeemable convertible preferred stock call option liability	—	—	—
Net loss and comprehensive loss	$(9,760)	$(5,075)	4,685

Collaboration and License Revenue

Collaboration and license revenue of $3.5 million during the three months ended June 30, 2016 was equal to the $3.5 million during the three months ended June 30, 2015. The entire amount for both periods relate to revenue we recognized from the initial upfront payment of $35.0 million under the Collaboration Agreement with Sanofi we entered into in August 2014.

Research and Development Expenses

Research and development expenses increased $2.5 million, or 38%, from $6.7 million for the three months ended June 30, 2015 to $9.3 million for the three months ended June 30, 2016. The increase in research and development expenses was primarily due to a $1.7 million increase in clinical trial, manufacturing, pharmacology and toxicology study expenses for MYK-461 and pre-clinical expense for MYK-491, an increase in professional services of $0.4 million, and an increase in personnel expenses of $0.3 million as a result of an increase in our employee headcount. For the periods presented, substantially all of our research and development expenses related to MYK-461, MYK-491 and our other preclinical drug candidates.

We expect research and development expenses to increase in future periods as we continue the development of our lead product candidate, MYK-461, in clinical trials as well as preclinical and subsequent clinical activities for our MYK-491 and HCM-2 programs. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

General and Administrative Expenses

General and administrative expenses increased $2.2 million, or 114%, from $1.9 million for the three months ended June 30, 2015 to $4.1 million for the three months ended June 30, 2016. The increase in general and administrative expenses was primarily due to increases in professional services expense of $1.0 million primarily for legal, accounting, business development, and market research costs, in personnel expenses of $0.5 million, in stock-compensation expense of $0.3 million, and facilities and office related expenses of $0.2 million, as we expanded our operations.

We expect general and administrative expenses to continue to increase in future periods, reflecting both the increased costs in connection with the continued clinical development and potential future commercialization of MYK-461, the planned clinical development of MYK-491, as well as an expanded infrastructure and increased professional fees associated with being a public company.

Interest and Other Income (Expense), Net

Interest and other income was $26,000 and $1,000 for the three months ended June 30, 2016 and 2015, respectively. Interest income for both periods was attributable to the interest earned on our cash and cash equivalents.

Comparison of the Six-Month Periods Ended June 30, 2016 and 2015

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Collaboration and license revenue	$7,099	$7,099	$—
Operating expenses:
Research and development	17,409	13,345	4,064
General and administrative	7,916	3,661	4,255
Total operating expenses	25,325	17,006	8,319
Loss from operations	(18,226)	(9,907)	(8,319)
Interest and other income (expense), net	46	18	28
Change in fair value of redeemable convertible preferred stock call option liability	—	314	(314)
Net loss and comprehensive loss	$(18,180)	$(9,575)	8,605

Collaboration and License Revenue

Collaboration and license revenue of $7.1 million during the six months ended June 30, 2016 was equal to the $7.1 million during the six months ended June 30, 2015. The entire amount for both periods relate to revenue we recognized from the initial upfront payment of $35.0 million under the Collaboration Agreement with Sanofi we entered into in August 2014.

Research and Development Expenses

Research and development expenses increased $4.1 million, or 30%, from $13.3 million for the six months ended June 30, 2015 to $17.4 million for the six months ended June 30, 2016. The increase in research and development expenses was primarily due to an increase of $2.1 million in clinical trial, manufacturing, pharmacology and toxicology study expenses for MYK-461 and pre-clinical expense for MYK-491, an increase of $0.8 million in professional services, an increase in personnel expenses of $0.5 million as a result of an increase in our employee headcount, and an increase of $0.4 million in stock-based compensation expense. For the periods presented, substantially all of our research and development expenses related to MYK-461, MYK-491 and our other preclinical drug candidates.

We expect research and development expenses to increase in future periods as we continue the development of our lead product candidate, MYK-461, in clinical trials as well as preclinical studies and subsequent clinical activities for our HCM-2 and MYK-491 programs. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

General and Administrative Expenses

General and administrative expenses increased $4.3 million, or 116%, from $3.7 million for the six months ended June 30, 2015 to $7.9 million for the six months ended June 30, 2016. The increase in general and administrative expenses was primarily due to increases in professional services expenses of $1.5 million primarily for legal, accounting, business development, market research, and recruiting costs, personnel expenses of $1.3 million, facilities and office related expenses of $0.6 million, as we expanded our operations, and stock-based compensation expense of $0.5 million.

We expect general and administrative expenses to continue to increase in future periods, reflecting both the increased costs in connection with the continued clinical development and potential future commercialization of MYK-461, the planned clinical development of MYK-491, as well as an expanded infrastructure and increased professional fees associated with being a public company.

Interest and Other Income (Expense), Net

Interest and other income was $46,000 and $18,000 for the six months ended June 30, 2016 and 2015, respectively. Interest income for both periods was attributable to the interest earned on our cash and cash equivalents.

Change in Fair Value of Redeemable Convertible Preferred Stock Call Option Liability

The change in fair value of redeemable convertible preferred stock call option liability changed from a gain of $314,000 during the six months ended June 30, 2015 to zero for the six months ended June 30, 2016. The change resulted from recording a gain related to the decline in the fair value of the Series A-1 redeemable convertible preferred stock call option liability during the six months ended June 30, 2015.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our equity securities, payments received in connection with the Collaboration Agreement, and our IPO. During 2014, we received net proceeds of $28.9 million from the sale of Series A and Series A-1 redeemable convertible preferred stock and, in August 2014, we received an upfront payment of $35.0 million from Sanofi in connection with the entry into the Collaboration Agreement. In April 2015, we received net proceeds of $45.8 million from the sale of Series B redeemable convertible preferred stock.  Pursuant to the IPO in November 2015, we received net proceeds of $55.6 million, net of underwriting discounts, commissions and offering costs, and as of June 30, 2016, we had cash and cash equivalents of $87.6 million.

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize MYK-461 or other product candidates.

We expect that our existing cash and cash equivalents will provide sufficient funds to sustain operations through at least the next 12 months based on our existing business plan. However, we expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform and the discovery, development and potential commercialization of MYK-461 and any additional product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our Phase 1 clinical trials for MYK-461 and our planned Phase 2 clinical trials and any Phase 3 clinical trials that we may conduct for MYK-461. Furthermore, if our Phase 1 and potential Phase 2 and 3 clinical trials for MYK-461 are successful, or our other product candidates, including MYK-491, enter clinical trials or more advanced discovery and development stages, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

We will continue to require additional financing to develop our product candidates and fund operations for the foreseeable future through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress and the cost of our ongoing and planned clinical trials of MYK-461;
•	the rate and progress and the cost of our preclinical studies and planned clinical trials for MYK-491;
•	the number of product candidates that we intend to develop using our precision medicine platform;
•	the costs of research and preclinical studies to support the advancement of other product candidates into clinical development;
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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(23,944)	$(15,210)
Net cash used in investing activities	(766)	(1,087)
Net cash provided by financing activities	60	45,725
Net (decrease) increase in cash and cash equivalents	$(24,650)	$29,428

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was $23.9 million, and was primarily due to the net loss for the period partially offset by stock-based compensation expense of $1.0 million, and was also affected by changes in operating assets and liabilities, including a decrease in deferred revenue of $7.1 million and a decrease in accounts payable of $0.4 million.

Net cash used in operating activities for the six months ended June 30, 2015 was $15.2 million, and was primarily due to the net loss for the period, and was also affected by changes in operating assets and liabilities, including a decrease in deferred revenue of $7.1 million, offset by an increase in accounts payable of $0.5 million and accrued liabilities of $0.5 million.

Cash Used in Investing Activities

Cash used in investing activities for all periods presented consisted primarily of investment in equipment. During the six months ended June 30, 2015, we also had proceeds from sale of equipment.

Cash Provided by Financing Activities

Cash provided by financing activities in the six months ended June 30, 2016 consisted of proceeds from the issuance of common stock in connection with purchases pursuant to the 2015 ESPP of $0.2 million, offset by payments of $0.2 million in deferred offering costs. Cash provided by financing activities in the six months ended June 30, 2015 consisted of proceeds from the issuance of Series B redeemable convertible preferred stock of $45.8 million, in addition to $0.1 million of funds received as a result of common stock option exercises.

As of June 30, 2016, we had cash and cash equivalents of approximately $87.6 million. We believe that our cash resources are sufficient to meet our cash needs for at least the next 12 months.

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of our business to our contractual obligations during the three and six months ended June 30, 2016, as compared to those disclosed in our Annual Report.

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

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2016, we had cash and cash equivalents of $87.6 million, consisting of interest-bearing money market accounts, which would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities of our cash and cash equivalents and the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and Vice President, Corporate Controller, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Vice President, Corporate Controller have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a very early-stage company. We were incorporated and commenced operations in June 2012. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, creating and expanding on our precision medicine platform, identifying potential product candidates, undertaking preclinical studies for our programs and commencing and conducting Phase 1 clinical trials for our most advanced product candidate, MYK-461. We have not yet demonstrated our ability to successfully complete the clinical development of a product candidate, including the completion of any clinical trials designed to show the efficacy of a product candidate, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our lead product candidate, MYK-461, is in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of MYK-461 or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our net loss for the years ended December 31, 2014 and 2015 was $16.8 million and $22.9 million, respectively. As of June 30, 2016, we had an accumulated deficit of $82.9 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

We are currently advancing MYK-461, our lead product candidate, through clinical development, and conducting preclinical discovery and development activities in our other programs, including Investigational New Drug (IND)-enabling studies for our DCM-1 development candidate, MYK-491. Drug development is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical trials.

As of June 30, 2016, our cash and cash equivalents were $87.6 million. In November 2015, we sold 6,253,125 shares of common stock in our IPO, the net proceeds of which totaled approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. We intend to use our cash and cash equivalents to fund the clinical development of MYK-461 through the completion of Phase 2 clinical trials, the advancement of our ongoing preclinical, discovery and research programs and the expansion of our platform, including the Sarcomeric Human Cardiomyopathy Registry (“SHaRe”), as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, MYK-461 and our other product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

•	the rate of progress and the cost of our ongoing and planned clinical trials of MYK-461 and any future clinical trials of MYK-491;
•	the number of product candidates that we intend to develop using our precision medicine platform;
•	the costs of research and preclinical studies, including our IND-enabling studies for MYK-491, to support the advancement of other product candidates into clinical development;

•

the timing of, and costs involved in, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we current expect;

•	our ability to receive funding under our collaboration with Sanofi, and the timing of receipt of any such funding;
•	the costs of preparing to manufacture MYK-461 on a larger scale, and to manufacture MYK-491 for clinical development;
•	the costs of commercialization activities if MYK-461 or any future product candidate is approved, including the formation of a sales force;
•	the degree and rate of market acceptance of any products launched by us or our partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need and ability to hire additional personnel;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

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

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new standard and its amendments will be effective for our fiscal year 2018 with early adoption permitted for our fiscal year 2017. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our revenue transactions. Thus, adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. (See “Note 2 – Summary of Significant Accounting Policies” for additional discussion of the accounting changes).

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

The success of MYK-461 and any other product candidates that we discover and develop will depend on many factors, including the following:

•	timely and successful initiation, enrollment in, and completion of, clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our medicines;
•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of our products following approval;
•	enforcing and defending intellectual property rights and claims; and
•	achieving desirable medicinal properties for the intended indications.

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

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical development or clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, although our preclinical observations and initial data from three of our Phase 1 clinical trials of MYK-461 support our hypothesis that MYK-461 has the potential to reduce cardiac muscle contractility and our belief that such data have demonstrated clinical proof of mechanism in both HCM patients and healthy volunteers, we have not completed clinical trials of MYK-461 in larger populations. In addition, our precision medicine platform is based on a translational medicine approach. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical or early clinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, although MYK-461 has been observed to reduce cardiac contractility as measured by certain established biomarkers in our first Phase 1 clinical trial in healthy volunteers, the predictive value of these biomarkers in HCM patients may prove to be less than anticipated in subsequent, larger clinical trials. The initial clinical data from our Phase 1 clinical trials of MYK-461 are preliminary in nature, based on limited doses and a small sample size, and the clinical development of MYK-461 is not complete. Early positive data may not be repeated or observed in ongoing or future trials involving our product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials, particularly in the field of cardiovascular medicine. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Although we have Phase 1 clinical trials ongoing for MYK-461 and intend to initiate Phase 2 clinical development of MYK-461 in the second half of 2016, and although we are planning to initiate Phase 1 clinical development of MYK-491, we may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Additionally, we believe that our precision medicine approach should eliminate the need for MYK-461 to undergo the large outcomes-based studies that are often required for cardiovascular drugs as a condition to regulatory approval by the FDA or other regulatory authorities. However, regulatory authorities may nevertheless require us to conduct additional trials or generate additional data, including potential trials studying the interaction of our product candidates with other therapeutics commonly administered in the patient populations we are seeking to treat, which would increase the time and cost of our clinical development process.

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

Adverse events or other unintended side effects or safety signals caused by our product candidates could cause us, IRBs or ethics committees, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. For example, through additional studies, we may determine that although MYK-461 has been shown to be specific to striated muscle, which includes both skeletal and cardiac muscle, and selective for cardiac muscle, it may target myosin in skeletal muscle, which could result in unintended adverse effects. We have observed a number of adverse events in our clinical trials of MYK-461. In particular, we have observed at least one serious adverse event to date that occurred in the highest dose cohort of our single ascending dose Phase 1 clinical trial of MYK-461 in HCM patients. Results of our ongoing and planned trials could reveal a high and unacceptable severity and prevalence of these or other adverse events in subjects treated with MYK-461. Additionally, if the adverse events we have observed are deemed to be unacceptable or other unacceptable side effects or safety signals are observed in any ongoing or subsequent preclinical studies or clinical trials of our product candidates, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Any adverse effects encountered in our preclinical studies or clinical trials, whether or not drug-related, could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.  Additionally, adverse effects may represent safety signals that could influence the benefit-risk assessment for further development or commercialization of a product candidate and may warrant further clinical or nonclinical investigation, consultation with health authorities, changes to product labeling or guidelines for its safe use, or other scientific or regulatory actions.  Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Risks Related to Our Reliance on Third Parties

We are substantially dependent upon our collaboration agreement with Sanofi for the development and eventual commercialization of MYK-461, MYK-491 and any product candidates from our HCM-2 program. If this collaboration is unsuccessful or is terminated, we may be unable to commercialize certain product candidates and we will not receive additional funding from this relationship.

We depend upon our license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., which we refer to as the Collaboration Agreement, for financial and scientific resources related to the clinical development and commercialization of product candidates under our MYK-461, MYK-491 and HCM-2 programs. While Sanofi has obligations to fund various research and development activities under the collaboration and with respect to the commercialization of product candidates in selected territories under certain programs under the Collaboration Agreement, our ability to receive funding from this relationship will depend upon the ability and willingness of Sanofi to successfully meet its responsibilities under our Collaboration Agreement and continue the collaboration. We may not receive some or all of the financial and scientific resources that we currently expect to receive under our Collaboration Agreement.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the U.S. Patent and Trademark Office, or the U.S. PTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

As of June 30, 2016, we had 71 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The market price of our common stock has experienced volatility since our IPO in October 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;
•	reports of adverse events in clinical trials of our product candidates or in other products for the treatment of cardiovascular diseases or clinical trials of such products;
•	a decision by Sanofi to terminate or cease moving forward with the Collaboration Agreement;
•	inability to obtain additional funding;
•	any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
•	failure to develop successfully and commercialize our product candidates;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaborators to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions affecting our product candidates or development programs;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public or to the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

As of August 4, 2016, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 78.4% of our outstanding voting stock.  These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting starting with our Annual Report on Form 10-K for the fiscal year ending December 31, 2016 and an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Repurchases of Company Equity Securities.

During the three months ended June 30, 2016, we repurchased the following shares of common stock:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(in thousands, except per share amounts)
April 1, 2016 through April 30, 2016	—	$—	—	—
May 1, 2016 through May 31, 2016	28,910	$0.62	—	—
June 1, 2016 through June 30, 2016	—	$—	—	—
Total	28,910	$0.62	—	—

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

MYOKARDIA, INC.

Date: August 9, 2016	MYOKARDIA, INC.

	By:	/s/ Tassos Gianakakos
Tassos Gianakakos
President, Chief Executive Officer
(principal executive officer)

Date: August 9, 2016	By:	/s/ Steven Chan
Steven Chan
Vice President, Corporate Controller
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference From	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	11/18/2015	3.1

3.2	Amended and Restated Bylaws.	S-1/A	10/13/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	10/19/2015	4.1

10.1#	MyoKardia, Inc. 2015 Stock Option and Incentive Plan	DEF14A	4/28/2016	App. A

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Represents management compensation plan, contract or arrangement.
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