Form 10-Q
period 2016-09-30
MyoKardia Inc
filed 2016-11-07
CIK 1552451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of outstanding shares of the registrant’s common stock on November 2, 2016 was 31,428,998 shares.

MYOKARDIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MYOKARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$77,120	$112,265
Prepaid expenses and other current assets	762	1,282
Total current assets	77,882	113,547
Property and equipment, net	2,729	2,744
Other long-term assets	750	289
Total assets	$81,361	$116,580
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,731	$2,143
Accrued liabilities	6,930	5,633
Deferred revenue	3,550	14,199
Total current liabilities	12,211	21,975
Other long-term liabilities	503	732
Total liabilities	12,714	22,707
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at September 30, 2016 and December 31, 2015; 27,031,114 and 27,053,156 shares, issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in-capital	160,740	158,555
Accumulated deficit	(92,096)	(64,685)
Total stockholders’ equity	68,647	93,873
Total liabilities and stockholders’ equity	$81,361	$116,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Collaboration and license revenue	$3,550	$3,550	$10,649	$10,649
Operating expenses
Research and development	8,783	6,672	26,192	20,017
General and administrative	4,031	2,300	11,947	5,961
Total operating expenses	12,814	8,972	38,139	25,978
Loss from operations	(9,264)	(5,422)	(27,490)	(15,329)
Interest and other income, net	33	(40)	79	(22)
Change in fair value of redeemable convertible preferred stock call option liability	—	—	—	314
Net loss and comprehensive loss	(9,231)	(5,462)	(27,411)	(15,037)
Cumulative dividend relating to redeemable convertible preferred Stock	—	(1,900)	—	(4,530)
Accretion of redeemable convertible preferred stock to redemption value	—	(26)	—	(88)
Net loss attributable to common stockholders	$(9,231)	$(7,388)	$(27,411)	$(19,655)
Net loss per share attributable to common stockholders, basic and Diluted	$(0.35)	$(2.78)	$(1.04)	$(7.98)
Weighted-average number of common shares used to compute net loss per share, basic and diluted	26,470,298	2,654,365	26,331,852	2,463,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(27,411)	$(15,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	815	741
Stock-based compensation expense	1,781	246
Gain on sale of equipment	—	(15)
Change in fair value of redeemable convertible preferred stock call option liability, net	—	(314)
Change in operating assets and liabilities:
Prepaid expenses and other assets	520	(192)
Other long-term assets	—	38
Accounts payable	(372)	413
Accrued liabilities	1,027	1,089
Other long-term liabilities	(75)	503
Deferred revenue	(10,649)	(10,649)
Net cash used in operating activities	(34,364)	(23,177)
Cash flows from investing activities:
Purchases of property and equipment	(854)	(1,374)
Proceeds from sale of equipment	—	134
Changes in restricted cash	—	60
Net cash used in investing activities	(854)	(1,180)
Cash flows from financing activities:
Proceeds from issuance of Series B preferred stock, net	—	45,837
Proceeds from issuance of common stock	226	352
Payments of deferred offering costs	(153)	(935)
Net cash provided by financing activities	73	45,254
Net (decrease) increase in cash and cash equivalents	(35,145)	20,897
Cash and cash equivalents, beginning of period	112,265	43,648
Cash and cash equivalents, end of period	$77,120	$64,545
Supplemental disclosures of noncash investing and financing information
Unpaid deferred offering costs	$461	$778
Vesting of early exercised options and restricted stock	$226	$120
Unpaid portion of property and equipment purchases included in period-end accounts Payable	$7	$48
Accretion of dividends on redeemable convertible preferred stock	$—	$4,530
Accretion of redeemable convertible preferred stock to redemption value	$—	$88

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

We have initiated clinical sites and started screening patients in a Phase 2 clinical trial of MYK-461, our lead product candidate for the treatment of HCM, and plan to advance MYK-491, our lead product candidate for the treatment of DCM, into Phase 1 clinical development by the first half of 2017. Using our precision medicine development strategy, we believe we have efficiently generated clinical proof of mechanism for MYK-461 in both healthy volunteers and in HCM patients, and we intend to pursue a similar path for MYK-491. In 2016, MYK-461 was granted Orphan Drug Designation by the U.S. Food and Drug Administration, or the FDA.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through September 30, 2016, the Company has financed its operations through an initial public offering (“IPO”) and private placements of redeemable convertible preferred stock and funds received in connection with a license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., entered into in August 2014 (the “Collaboration Agreement”) (See Note 4). The Company received net proceeds of $93.9 million from the sale of shares of its Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, the Company completed its IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. On October 3, 2016, the Company completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.0 million, after deducting underwriting discounts, commissions and estimated offering costs. The Company has incurred significant losses and negative cash flows from operations. As at September 30, 2016, the Company had an accumulated deficit of $92.1 million and cash and cash equivalents of $77.1 million, which it believes will be sufficient to fund its planned operations through at least the next twelve months.

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

2. Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the consolidated financial statements for the year ended December 31, 2015 included in the Annual Report.  There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2016.

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

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Company meets the definition of an emerging growth company, and has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In August 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU addresses eight specific cash flow issues and provides specific guidance with the objective of reducing the current and potential future diversity in practice. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has not determined the potential effects of this standard on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts - Narrow-Scope Improvements and Practical Expedients. This ASU addresses certain issues in the revenue recognition guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in this ASU affect the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. For a public entity, the amendments in ASU 2016-12 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not determined the potential effects of this standard on its consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

that affects vesting and could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 became effective for the Company in its first quarter of 2016. The Company has determined that the adoption of this standard did not have a material impact on its consolidated financial statements.

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 financial instruments as follows (in thousands):

	Fair Value Measurements at September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money Market funds	$76,934	$76,934	$—	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money Market funds	$111,533	$111,533	$—	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Convertible preferred stock
call option liability, net
Balance at December 31, 2014	$314
Change in fair value recorded in statement of operations and comprehensive loss	(314)
Balance at September 30, 2015	$—

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company accounted for the Collaboration Agreement by evaluating each of the financial components discussed above:

1.

$35.0 million upfront payment. The Company received a non-refundable upfront payment and identified the following performance obligations at the inception of the Collaboration Agreement: (i) the transfer of intellectual property rights and know-how (license), (ii) the obligation to provide certain limited research and development services during the term of the license agreement and (iii) the obligation to participate on the development and commercialization committees. The Company applied the guidance under ASC 605-25, Multiple Element Arrangements, to account for this upfront payment. The Company evaluated the underlying goods and services delivered under the Collaboration Agreement and concluded that the performance obligations do not have standalone value, and accordingly accounted for the deliverables as one unit of accounting. The $35.0 million payment was recorded by the Company as deferred revenue on its consolidated balance sheet upon receipt, which the Company is recognizing as revenue on a straight-line basis over the expected term of research and development services through December 31, 2016 because there is not a more discernible pattern of performance in which the research and development services occur. During the three months ended September 30, 2016 and September 30, 2015, and the nine months ended September 30, 2016 and September 30, 2015, the Company recognized $3.6 million of revenue in both three-month periods and $10.6  million of revenue in both nine-month periods, respectively, under the Collaboration Agreement. As of September 30, 2016 and December 31, 2015, the Company had recorded deferred revenue on its consolidated balance sheet of $3.5 million and $14.2 million, respectively.

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

3.

$25.0 million milestone-based payment. The Company is eligible to receive a one-time, non-refundable, non-creditable payment of $25.0 million upon the submission of an investigational new drug application for any DCM-1 development candidate to the FDA or a comparable regulatory authority in Europe or another major market country for any DCM-1 product. The Company will account for this milestone payment separately from the rest of the agreement and recognize revenue upon achievement of the milestone. The Company had not achieved this milestone as of September 30, 2016.

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

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

As of September 30, 2016, Sanofi had not provided the confirmation of continuation under the Collaboration Agreement.

5.

Up to $45.0 million in-kind research and collaboration activities. Sanofi can fund up to $45.0 million of pre-approved funding of research and collaboration activities. Since Sanofi will pay its vendors and personnel directly as per the Collaboration Agreement, the Company will not receive cash from Sanofi and therefore will not account for the funding of the in-kind services.

5. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Scientific equipment	$4,597	$3,995
Furniture and equipment	488	301
Capitalized software	231	225
Leasehold improvements	308	303
Total	5,624	4,824
Less: Accumulated depreciation and amortization	(2,895)	(2,080)
Property and equipment, net	$2,729	$2,744

Depreciation and amortization expense was $0.3 million and $0.8 million, and $0.2 million and $0.7 million, for the three and nine months ended September 30, 2016 and 2015, respectively.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs related to the Company’s follow-on public offering are capitalized and will be offset against the proceeds received by the Company in October 2016. There were $0.5 million and zero deferred offering costs capitalized as of September 30, 2016 and December 31, 2015, respectively, in other long term assets on the consolidated balance sheets.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Payroll and related expenses	$3,257	$2,515
Clinical research and development	2,618	2,145
Legal and accounting fees	409	33
Other	646	940
Total accrued liabilities	$6,930	$5,633

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Facility Leases

On June 29, 2012, the Company entered into a 66-month lease for approximately 12,000 square feet of office and laboratory space in South San Francisco with annual payments of approximately $0.5 million. In connection with this lease agreement, the Company also entered into a shared facilities and services agreement with Global Blood Therapeutics, Inc. (“GBT”), a co-tenant in the office building (See Note 10). In October 2014, the Company entered into a lease assignment agreement with the owner of the building and GBT to allow GBT to sublease the Company’s portion of the building beginning in March 2015. For the three and nine months ended September 30, 2016, the Company recorded approximately $0.1 million and $0.3 million, respectively, of sublease income and $0.1 million and $0.3 million, respectively, of sublease expense, which is recorded in interest and other income, net in the consolidated statements of operations and comprehensive loss.

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

The Company has provided deposits for letters of credit totaling $0.3 million to secure its obligations under its leases, which have been classified as long-term assets on the Company’s consolidated balance sheet as of September 30, 2016.

Rent expense, net was $0.3 million and $1.0 million, and $0.4 million and $1.1 million, for the three and nine months ended September 30, 2016 and 2015, respectively.

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of September 30, 2016, or December 31, 2015.

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

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

7. Stockholders’ Equity

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows:

	September 30, 2016	December 31, 2015
Options issued and outstanding	2,034,777	1,318,647
Shares available for issuance under 2015 Stock Option and Incentive Plan	828,012	1,497,071
Shares available for issuance under 2015 Employee Stock Purchase Plan	229,971	255,000
Total	3,092,760	3,070,718

Redeemable Convertible Preferred Stock

Prior to the IPO in October 2015, the Company had 62,235,313 shares of redeemable convertible preferred stock outstanding with a par value of $0.0001 per share, of which 38,500,000 were designated Series A redeemable convertible preferred stock, 6,666,667 were designated Series A-1 redeemable convertible preferred stock, and 17,068,646 were designated Series B redeemable convertible preferred stock. As disclosed in the Company’s Form 10-K for the year ended December 31, 2015, the Company accreted redeemable convertible preferred stock to redemption value and also accreted dividends in relation to these shares of redeemable convertible preferred stock. For the three and nine months ended September 30, 2015, the Company accreted redeemable convertible preferred stock to redemption value by $26,000 and $88,000, respectively, and accreted dividends on redeemable convertible preferred stock of $1.9 million and $4.5 million, respectively.

8. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to options granted to employees and consultants for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$269	$29	$690	$79
General and administrative	494	113	1,091	167
Total	$763	$142	$1,781	$246

The following summarizes option activity under the 2012 Equity Incentive Plan and 2015 Stock Option and Incentive Plan:

	Shares Subject to	Weighted Average
	Outstanding Options	Exercise Price Per Share
Balance at December 31, 2015	1,318,647	2.29
Options granted	786,034	10.02
Options exercised	(18,913)	0.71
Options canceled	(50,991)	5.19
Balance at September 30, 2016	2,034,777	5.22

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Pursuant to the terms of the Company’s 2015 Employee Stock Purchase Plan (the “2015 ESPP”), on April 29, 2016, the Company issued 25,029 shares to participants in the 2015 ESPP in exchange for their contributions during the period from October 29, 2015 to April 29, 2016.

In relation to stock options to purchase common stock that vest upon the achievement of performance criteria, the Company recorded $147,000 in stock-based compensation expense as of September 30, 2016 because the Company concluded that the achievement of one of the four applicable performance criteria had been considered probable.

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Net loss	$(9,231)	$(5,462)	$(27,411)	$(15,037)
Cumulative dividends on redeemable convertible preferred stock	—	(1,900)	—	(4,530)
Accretion of redeemable convertible preferred stock to redemption value	—	(26)	—	(88)
Net loss attributable to common stockholders, basic and diluted	$(9,231)	$(7,388)	$(27,411)	$(19,655)
Denominator
Weighted average shares outstanding	27,023,650	3,923,228	27,023,951	3,846,864
Less: weighted average shares subject to repurchase	(553,352)	(1,268,863)	(692,099)	(1,382,988)
Weighted average shares used to compute basic and diluted net loss per share	26,470,298	2,654,365	26,331,852	2,463,876
Net loss per share attributable to common stockholders: Basic and diluted	$(0.35)	$(2.78)	$(1.04)	$(7.98)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	September 30,
	2016	2015
Common stock subject to repurchase	517,219	1,200,946
Stock options to purchase common stock	2,034,777	1,160,264

As of September 30, 2016, the Company has contributions from plan participants of $235,060 under the 2015 ESPP, which if converted, would be equivalent to 24,148 shares based on 85% of the stock price at the beginning of the offering period.

10. Related Party Transactions

In September 2012, the Company began receiving consulting and management services pursuant to an unwritten agreement with Third Rock Ventures, which is one of the Company’s largest shareholders. Charles Homcy and Kevin Starr, both directors of the Company, are venture partner and partner, respectively, of Third Rock Ventures. The consulting fees paid to Third Rock Ventures were incurred by the Company in the ordinary course of business, and were $7,000 and $31,000 for the three and nine months ended September 30, 2016 respectively, and $19,000 and $71,000 for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company had an outstanding liability to Third Rock Ventures of $12,000 and $13,000, respectively.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Effective July 29, 2013, the Company entered into a shared facilities and services agreement with GBT, a company that was majority-owned by Third Rock Ventures as of such date. In connection with that agreement, the Company reimbursed GBT for shared facilities and equipment of the Company’s former corporate headquarters location. During the three and nine months ended September 30, 2016, the Company did not reimburse any expenses or equipment to GBT, and during the three and nine months ended September 30, 2015, the Company reimbursed expenses and equipment of zero and $41,000 respectively, to GBT. There was no outstanding liability to GBT as of September 30, 2016 and December 31, 2015. In October 2014, the Company entered into a lease assignment agreement with the owner of the former headquarters building and GBT to allow GBT to sublease the Company’s portion of the office after the Company relocated to its new corporate headquarters.

11. Subsequent Events

On October 3, 2016, the Company completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.0 million, after deducting underwriting discounts, commissions and estimated offering costs.

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

We have initiated clinical sites and started screening patients in a Phase 2 clinical trial of MYK-461, our lead product candidate for the treatment of HCM, and plan to advance MYK-491, our lead product candidate for the treatment of DCM, into Phase 1 clinical development by the first half of 2017. Using our precision medicine development strategy, we believe we have efficiently generated clinical proof of mechanism for MYK-461 in both healthy volunteers and in HCM patients, and we intend to pursue a similar path for MYK-491. In 2016, MYK-461 was granted Orphan Drug Designation by the U.S. Food and Drug Administration, or the FDA.

Financial Overview

We have not generated net income from operations, and, as of September 30, 2016, we had an accumulated deficit of $92.1 million, primarily as a result of research and development and general and administrative expenses.

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

Through September 30, 2016, we have financed our operations through an IPO and private placements of redeemable convertible preferred stock and funds received in connection with the Collaboration Agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., entered into in August 2014. We received net proceeds of $93.9 million from the sale of shares of our Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, we completed our IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. On October 3, 2016, we completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.0 million, after deducting underwriting discounts, commissions and estimated offering costs. As of September 30, 2016, we had an accumulated deficit of $92.1 million and cash and cash equivalents of $77.1 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months.

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

Our significant accounting policies are more fully described in Note 2 of our Annual Report.  We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.  There have been no changes to our significant accounting policies during the three months ended September 30, 2016.

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

Interest and Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash and cash equivalents.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Collaboration and license revenue	$3,550	$3,550	$—
Operating expenses:
Research and development	8,783	6,672	2,111
General and administrative	4,031	2,300	1,731
Total operating expenses	12,814	8,972	3,842
Loss from operations	(9,264)	(5,422)	(3,842)
Interest and other income (expense), net	33	(40)	73
Change in fair value of redeemable convertible preferred stock call option liability	—	—	—
Net loss and comprehensive loss	$(9,231)	$(5,462)	3,769

Collaboration and License Revenue

Collaboration and license revenue of $3.6 million during the three months ended September 30, 2016 was equal to the $3.6 million during the three months ended September 30, 2015. The entire amount for both periods relate to revenue we recognized from the initial upfront payment of $35.0 million under the Collaboration Agreement with Sanofi we entered into in August 2014.

Research and Development Expenses

Research and development expenses increased $2.1 million, or 32%, from $6.7 million for the three months ended September 30, 2015 to $8.8 million for the three months ended September 30, 2016. The increase in research and development expenses was primarily due to a $0.9 million increase in personnel expenses as a result of an increase in employee headcount, a $0.7 million increase in contract research, chemistry and biology expenses on discovery and pre-clinical programs including HCM-2 and a back-up program for DCM-1, a $0.4 million increase in drug manufacturing costs for MYK-461 and MYK-491, a $0.3 million increase in toxicology studies for MYK-461, and a $0.2 million increase in stock compensation expense, offset by a decrease in clinical spend of $0.7 million resulting from the substantial completion of our Phase 1 trials for MYK-461 earlier in the year.  For the periods presented, substantially all of our research and development expenses related to MYK-461, MYK-491 and our other preclinical drug candidates.

We expect research and development expenses to increase in future periods as we continue the development of our lead product candidate, MYK-461, in clinical trials as well as preclinical and subsequent clinical activities for our MYK-491, HCM-2, additional mechanisms within DCM, and other back-up programs. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

General and Administrative Expenses

General and administrative expenses increased $1.7 million, or 75%, from $2.3 million for the three months ended September 30, 2015 to $4.0 million for the three months ended September 30, 2016. The increase in general and administrative expenses was primarily due to increases in professional services expense of $0.5 million primarily for legal, accounting, and business development costs, in stock-compensation expense of $0.4 million, in personnel expenses of $0.3 million, and facilities, insurance, and office related expenses of $0.3 million, as we expanded our operations.

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

Interest and Other Income (Expense), Net

Interest and other income (expense) was $33,000 and ($40,000) for the three months ended September 30, 2016 and 2015, respectively. Interest income for the period ending September 30, 2016 was attributable to the interest earned on our cash and cash equivalents, while other expenses of $40,000 for the period ended September 30, 2015 related to the forgiveness of a note receivable.

Comparison of the Nine-Month Periods Ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Collaboration and license revenue	$10,649	$10,649	$—
Operating expenses:
Research and development	26,192	20,017	6,175
General and administrative	11,947	5,961	5,986
Total operating expenses	38,139	25,978	12,161
Loss from operations	(27,490)	(15,329)	(12,161)
Interest and other income (expense), net	79	(22)	101
Change in fair value of redeemable convertible preferred stock call option liability	—	314	(314)
Net loss and comprehensive loss	$(27,411)	$(15,037)	12,374

Collaboration and License Revenue

Collaboration and license revenue of $10.6 million during the nine months ended September 30, 2016 was equal to the $10.6 million during the nine months ended September 30, 2015. The entire amount for both periods relate to revenue we recognized from the initial upfront payment of $35.0 million under the Collaboration Agreement with Sanofi we entered into in August 2014.

Research and Development Expenses

Research and development expenses increased $6.2 million, or 30%, from $20.0 million for the nine months ended September 30, 2015 to $26.2 million for the nine months ended September 30, 2016. The increase in research and development expenses was primarily due to an increase in personnel expenses of $1.4 million as a result of an increase in employee headcount, an increase of $1.3 million in drug manufacturing costs for MYK-461 and MYK-491, an increase of $1.2 million in contract chemistry, biology, and research expenses for discovery and pre-clinical programs including HCM-2, DCM-2, and a back-up program for DCM-1, an increase of $1.1 million in toxicology study expenses for MYK-461, an increase of $0.8 million in professional services, and an increase of $0.6 million in stock-based compensation expense, offset by a decrease in clinical spend of $0.5 million resulting from the substantial completion of our Phase 1 trials for MYK-461 earlier in the year.  For the periods presented, substantially all of our research and development expenses related to MYK-461, MYK-491 and our other preclinical drug candidates.

We expect research and development expenses to increase in future periods as we continue the development of our lead product candidate, MYK-461, in clinical trials as well as preclinical studies and subsequent clinical activities for our MYK-491, HCM-2, DCM-2, and other back-up programs. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

General and Administrative Expenses

General and administrative expenses increased $6.0 million, or 100%, from $6.0 million for the nine months ended September 30, 2015 to $11.9 million for the nine months ended September 30, 2016. The increase in general and administrative expenses was primarily due to an increase in professional services expenses of $2.0 million for legal, accounting, business development, and market research costs, an increase in personnel expenses of $1.7 million, an increase of $0.9 million in facilities, insurance and office related expenses as we expanded our operations, an increase in stock-based compensation expense of $0.9 million, and an increase in recruiting costs of $0.4 million.

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

Interest and Other Income (Expense), Net

Interest and other income (expense) was $79,000 and ($22,000) for the nine months ended September 30, 2016 and 2015, respectively. Interest income for the period ending September 30, 2016 was attributable to the interest earned on our cash and cash equivalents, while interest expense of $22,000 for the period ending September 30, 2015 was attributable to the forgiveness of a note receivable.

Change in Fair Value of Redeemable Convertible Preferred Stock Call Option Liability

The change in fair value of redeemable convertible preferred stock call option liability changed from a gain of $314,000 during the nine months ended September 30, 2015 to zero for the nine months ended September 30, 2016. The change resulted from recording a gain related to the decline in the fair value of the Series A-1 redeemable convertible preferred stock call option liability during the nine months ended September 30, 2015.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our equity securities, payments received in connection with the Collaboration Agreement, and our IPO. During 2014, we received net proceeds of $28.9 million from the sale of Series A and Series A-1 redeemable convertible preferred stock and, in August 2014, we received an upfront payment of $35.0 million from Sanofi in connection with the entry into the Collaboration Agreement. In April 2015, we received net proceeds of $45.8 million from the sale of Series B redeemable convertible preferred stock. Pursuant to the IPO in November 2015, we received net proceeds of $55.6 million, net of underwriting discounts, commissions and offering costs.  On October 3, 2016, we completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.0 million, after deducting underwriting discounts, commissions and estimated offering costs.  As of September 30, 2016, we had cash and cash equivalents of $77.1 million.

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize MYK-461 or other product candidates.

We expect that our existing cash and cash equivalents will provide sufficient funds to sustain operations through at least the next 12 months based on our existing business plan. However, we expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform and the discovery, development and potential commercialization of MYK-461 and any additional product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our Phase 1 clinical trials for MYK-461 and our planned Phase 2 clinical trials and any Phase 3 clinical trials that we may conduct for MYK-461. Furthermore, if our planned Phase 2 and potential Phase 3 clinical trials for MYK-461 are successful, or our other product candidates, including MYK-491, enter clinical trials or more advanced discovery and development stages, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

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
•

whether Sanofi determines to terminate or continue with our collaboration, which decision will come prior to December 31, 2016, and, as a result, whether we will receive any additional funding pursuant to the Collaboration Agreement and timing thereof;

•	the number of product candidates that we intend to develop using our precision medicine platform;

•	the costs of research and preclinical studies, including our IND-enabling studies for MYK-491, to support the advancement of other product candidates into clinical development;
•

the timing of, and costs involved in, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we currently expect;

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(34,364)	$(23,177)
Net cash used in investing activities	(854)	(1,180)
Net cash provided by financing activities	73	45,254
Net (decrease) increase in cash and cash equivalents	$(35,145)	$20,897

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 was $34.4 million, and was primarily due to the net loss for the period partially offset by stock-based compensation expense of $1.8 million and depreciation expense of $0.8 million, and was also affected by changes in operating assets and liabilities, including a decrease in deferred revenue of $10.6 million, and an increase in accrued liabilities of $1.0 million.

Net cash used in operating activities for the nine months ended September 30, 2015 was $23.2 million, and was primarily due to the net loss for the period partially offset by depreciation expense of $0.7 million, and was also affected by changes in operating assets and liabilities, including a decrease in deferred revenue of $10.6 million, and an increase in accrued liabilities of $1.1 million.

Cash Used in Investing Activities

Cash used in investing activities for all periods presented consisted primarily of investment in equipment. During the nine months ended September 30, 2015, we also had proceeds from sale of equipment.

Cash Provided by Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2016 consisted of proceeds from the issuance of common stock in connection with purchases pursuant to the 2015 ESPP of $0.2 million, offset by payments of $0.2 million in deferred offering costs. Cash provided by financing activities in the nine months ended September 30, 2015 consisted of proceeds from the issuance of Series B redeemable convertible preferred stock of $45.8 million, offset by payments of deferred offering costs of $0.9 million.

On October 3, 2016, the Company completed a follow-on financing of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.0 million, after deducting underwriting discounts, commissions and estimated offering costs. As of September 30, 2016, we had cash and cash equivalents of approximately $77.1 million. We believe that our cash resources are sufficient to meet our cash needs for at least the next 12 months.

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of our business to our contractual obligations during the three and nine months ended September 30, 2016, as compared to those disclosed in our Annual Report.

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

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2016, we had cash and cash equivalents of $77.1 million, consisting of interest-bearing money market accounts, which would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities of our cash and cash equivalents and the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and Senior Vice President, Finance and Corporate Development, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Senior Vice President, Finance and Corporate Development have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our lead product candidate, MYK-461, is in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of MYK-461 or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our net loss for the years ended December 31, 2014 and 2015 was $16.8 million and $22.9 million, respectively. As of September 30, 2016, we had an accumulated deficit of $92.1 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

We are currently advancing MYK-461, our lead product candidate, through clinical development, and conducting preclinical discovery and development activities in our other programs, including Investigational New Drug (IND)-enabling studies for MYK-491, our development candidate in dilated cardiomyopathy (“DCM”). Drug development is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical trials.

As of September 30, 2016, our cash and cash equivalents were $77.1 million. We intend to use our cash and cash equivalents to fund the advancement of our MYK-461 clinical development program, the progression of MYK-491 through clinical proof-of-concept, our ongoing preclinical, discovery and research programs and the expansion of our platform, as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, MYK-461 and our other product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

•	the rate of progress and the cost of our ongoing and planned clinical trials of MYK-461 and any future clinical trials of MYK-491;
•

whether Sanofi determines to terminate or continue with our collaboration, which decision will come prior to December 31, 2016, and, as a result, whether we will receive any additional funding pursuant to the Collaboration Agreement and timing thereof;

•	the number of product candidates that we intend to develop using our precision medicine platform;
•	the costs of research and preclinical studies, including our IND-enabling studies for MYK-491, to support the advancement of other product candidates into clinical development;

•

the timing of, and costs involved in, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we currently expect;

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new standard and its amendments will be effective for our fiscal year 2018 with early adoption permitted for our fiscal year 2017. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our revenue transactions. Thus, adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. See “Note 2 – Summary of Significant Accounting Policies” for additional discussion of the accounting changes.

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

The success of MYK-461 and any other product candidates that we discover and develop will depend on many factors, including the following:

•	timely and successful initiation, enrollment in, and completion of, clinical trials, including our planned Phase 2 clinical trial of MYK-461 in HCM;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our medicines;
•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of our products following approval;
•	enforcing and defending intellectual property rights and claims; and
•	achieving desirable medicinal properties for the intended indications.

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

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical development or clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, although our preclinical observations and initial data from our Phase 1 clinical trials of MYK-461 support our hypothesis that MYK-461 has the potential to reduce cardiac muscle contractility and our belief that such data have demonstrated clinical proof of mechanism in both HCM patients and healthy volunteers, we have not completed clinical trials of MYK-461 in larger populations. In addition, our precision medicine platform is based on a translational medicine approach. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical or early clinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, although MYK-461 has been observed to reduce cardiac contractility as measured by certain established biomarkers in our first Phase 1 clinical trial in healthy volunteers, the predictive value of these biomarkers in HCM patients may prove to be less than anticipated in subsequent, larger clinical trials. The initial clinical data from our Phase 1 clinical trials of MYK-461 are preliminary in nature, based on limited doses and a small sample size, and the clinical development of MYK-461 is not complete. Early positive data may not be repeated or observed in ongoing or future trials involving our product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials, particularly in the field of cardiovascular medicine. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. We may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Additionally, although we believe that our precision medicine approach should eliminate the need for MYK-461 to undergo the large outcomes-based studies that are often required for cardiovascular drugs as a condition to regulatory approval by the FDA or other regulatory authorities, regulatory authorities may nevertheless require us to conduct additional trials or generate additional data, including potential trials studying the interaction of our product candidates with other therapeutics commonly administered in the patient populations we are seeking to treat, which would increase the time and cost of our clinical development process.  Furthermore, we will need to conduct larger clinical trials, and the FDA may subsequently require us to evaluate a larger number of patients than we presently anticipate, or to assess other endpoints besides those presently contemplated, in order to support regulatory approval.

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory authority. The FDA or other regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or other regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize therapeutics for the treatment of genetic cardiovascular diseases based on our precision medicine approach. A key element of our strategy is to use our precision medicine platform to identify and study compounds that can be used to correct or offset the abnormal contraction caused by HCM and DCM. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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
•

our failure to maintain existing relationships and establish new relationships with clinical investigators and research institutions whose activities support SHaRe and provide us with access to patient data;

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

Adverse events or other unintended side effects or safety signals caused by our product candidates could cause us, IRBs or ethics committees, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. For example, through additional studies, we may determine that although MYK-461 has been shown to be specific to striated muscle, which includes both skeletal and cardiac muscle, and selective for cardiac muscle, it may target myosin in skeletal muscle, which could result in unintended adverse effects. We have observed a number of adverse events in our clinical trials of MYK-461. In particular, we have observed at least one serious adverse event to date that occurred in the highest dose cohort of our single ascending dose Phase 1 clinical trial of MYK-461 in HCM patients, which was described as a transient episode of hypotension and asystole, due to a vasovagal reaction, or low blood pressure and a temporary loss of heartbeat due to a nervous system reflex. Results of our ongoing and planned trials could reveal a high and unacceptable severity and prevalence of these or other adverse events in subjects treated with MYK-461. Additionally, if the adverse events we have observed are deemed to be unacceptable or other unacceptable side effects or safety signals are observed in any ongoing or subsequent preclinical studies or clinical trials of our product candidates, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Any adverse effects encountered in our preclinical studies or clinical trials, whether or not drug-related, could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.  Additionally, adverse effects may represent safety signals that could influence the benefit-risk assessment for further development or commercialization of a product candidate and may warrant further clinical or nonclinical investigation, consultation with health authorities, changes to product labeling or guidelines for its safe use, or other scientific or regulatory actions.  Any of these occurrences may harm our business, financial condition and prospects significantly.

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

In addition, if a product that has Orphan Drug Designation subsequently receives the first approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which in the United States means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances. The exclusivity granted under any Orphan Drug Designations that we have received or may receive may not effectively protect the product candidate from competition.  Although we have received Orphan Drug Designation from the FDA for MYK-461 for use in the treatment of symptomatic obstructive HCM, we may not be the first to obtain marketing approval of this drug for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve another drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior, in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.  Any inability to secure or maintain Orphan Drug Designation or the exclusivity benefits of this designation would have an adverse impact on our ability to develop and commercialize our product candidates.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for the commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for MYK-461 for our Phase 1 clinical trials from third-party manufacturers, and we intend to rely on third-party manufacturers for our Phase 2 clinical trial of MYK-461. We do not have a long term supply agreement with the third-party manufacturers, and we purchase our required drug supply on a purchase order basis. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms.

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

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary products and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and medicines that are important to our business. To date, we own two issued patents that cover our proprietary technology or product candidates. We cannot be certain that we will secure any additional rights to any issued patents with claims that cover any of our proprietary technology or product candidates.

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

We focus our research and product development efforts on treatments for heritable cardiomyopathies, and our targeted indications are rare genetic diseases. In particular, we estimate that approximately 630,000 people in the United States have a form of HCM, and that approximately 360,000 people in the United States have a form of genetic DCM. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates derived from primary research with physicians and payors, analysis of medical journals and peer-reviewed literature, the work of third-party consultants and other publicly- or non-publicly-available data sources. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of our targeted disease indications. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products, and new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

•

analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U. S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

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

If our competitors market drugs that are less expensive, safer or more effective than our potential drugs, or that reach the market sooner than our potential drugs, we may not achieve commercial success. In addition, the life sciences industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Our competitors may render our technologies obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies.

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

In addition, other legislative changes have been proposed and adopted in the United States since PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. The U.S. federal government has set a goal of moving 50% of Medicare payments into these “Alternative Payment Models” by the end of 2018. In addition, recently there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their commercial products. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

As of September 30, 2016, we had 77 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Risks Related to Our Common Stock

The market price of our common stock has been and may continue to be highly volatile.

The market price of our common stock has experienced volatility since our IPO in October 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;
•	reports of adverse events in clinical trials of our product candidates or in other products for the treatment of cardiovascular diseases or clinical trials of such products;
•	a decision by Sanofi to terminate or cease moving forward with the Collaboration Agreement, which will happen prior to December 31, 2016;
•	inability to obtain additional funding;
•	any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
•	failure to develop successfully and commercialize our product candidates;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaborators to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions affecting our product candidates or development programs;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public or to the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

We have also registered all shares of our common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. As a result, these shares will be eligible for sale in the public market to the extent permitted by any applicable vesting requirements and the exercise of options, and restrictions under applicable securities laws. In addition, our directors, executive officers and certain affiliates have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock.  If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of November 2, 2016, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 72.8% of our outstanding voting stock.  These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting starting with our Annual Report on Form 10-K for the fiscal year ending December 31, 2016. However, while we remain an emerging growth company, we will not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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

None.

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

Date: November 7, 2016	MYOKARDIA, INC.

	By:	/s/ Tassos Gianakakos
Tassos Gianakakos
President, Chief Executive Officer
(principal executive officer)

Date: November 7, 2016	By:	/s/ Steven Chan
Steven Chan
Vice President, Finance and Corporate Controller
(principal accounting officer)

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