Form 10-K
period 2016-12-31
MyoKardia Inc
filed 2017-03-13
CIK 1552451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $185,549,272 as of June 30, 2016 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on March 3, 2017 was 31,416,922 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference to portions of the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held in 2017, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2016.

TABLE OF CONTENTS

MyoKardia, Inc.

Annual Report on Form 10 -K for the Fiscal Year Ended December 31, 2016

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions intended to identify forward‑looking statements, and similar expressions and comparable terminology intended to identify forward ‑looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth below in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.  Forward‑looking statements include, but are not limited to, statements about:

•	the timing and success of our ongoing Phase 2 PIONEER-HCM study of MYK-461 in symptomatic, obstructive HCM patients and Phase 1 clinical trial of MYK-491 in healthy volunteers;
•	the timing of, and our ability to initiate, an additional Phase 2 clinical trial of MYK-461 in symptomatic nonobstructive HCM patients;
•	our ability to enroll patients in our clinical trials at the pace that we project;
•	our ability to obtain regulatory approval for any of our product candidates without the need for large, outcome-based studies;
•	our ability to identify and advance through clinical development any additional product candidates from our precision medicine platform, including from our HCM-2, DCM-2 and LUS-1 programs;
•	our ability to successfully maintain our strategic collaboration with Sanofi;
•	our ability to obtain and maintain intellectual property protection for our precision medicine platform and our product candidates;
•

our ability to successfully build a specialty sales force and commercial infrastructure to market MYK-461 and any product candidates from our programs, if approved, in the United States and any product candidates for our other programs worldwide;

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

Overview

MyoKardia, Inc. (the “Company”), incorporated under the laws of the State of Delaware in 2012, is a clinical stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. Our initial focus is on the treatment of heritable cardiomyopathies, a group of rare, genetically-driven forms of heart failure that result from biomechanical defects in cardiac muscle contraction. We have used our precision medicine platform to generate a robust pipeline of therapeutic programs for the chronic treatment of the two most common forms of heritable cardiomyopathy—hypertrophic cardiomyopathy, or HCM, and dilated cardiomyopathy, or DCM. We have generated several proprietary, orally administered small molecules to address a variety of biomechanical defects that cause disruptions in heart muscle contraction. By correcting the underlying biomechanical defects, we believe our targeted therapies can correct or offset the downstream disruption in cardiac muscle function that drives disease progression.

We are currently enrolling subjects in a Phase 2 clinical trial of MYK-461, our product candidate for the treatment of HCM, and in a Phase 1 clinical trial of MYK-491, our product candidate for the treatment of DCM. Using our precision medicine development strategy, we believe we have efficiently generated clinical proof of mechanism for MYK-461 in both healthy volunteers and in HCM patients, and we intend to pursue a similar path for MYK-491. In 2016, MYK-461 was granted Orphan Drug Designation by the U.S. Food and Drug Administration, or the FDA, for the treatment of symptomatic, obstructive hypertrophic cardiomyopathy (oHCM), a subset of HCM.

HCM is caused by genetic mutations that result in a biomechanical defect leading to excessive cardiac muscle contraction. We estimate that as many as 630,000 people in the United States suffer from a form of HCM. DCM results from a biomechanical defect leading to inadequate cardiac muscle contraction. In a subset of DCM patients, genetic mutations have been identified as a cause of the biomechanical defect leading to the abnormal cardiac muscle contraction. We refer to this subset of DCM as genetic DCM. We estimate that DCM afflicts about one million people in the United States, of which approximately 360,000 have a form of genetic DCM. There are currently no approved therapies indicated for the treatment of HCM or DCM, including genetic DCM, all of which are chronic and debilitating diseases. Patients are typically treated with drugs that are indicated for broader cardiovascular disorders and do not address the underlying cause of the disease. As the disease progresses, patients have limited treatment options, such as surgical or other invasive interventions and heart transplant.

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

Our precision medicine platform incorporates disease research, drug discovery and clinical expertise in a self-reinforcing cycle that enables the iterative generation of new disease targets and clinical development candidates designed to establish early clinical proof-of-concept. We intend to use our platform to subdivide HCM and genetic DCM patients into subgroups based on genetic mutations and the resulting biomechanical defect leading to abnormal cardiac muscle contraction. We are developing targeted therapies designed to correct the underlying biomechanical defect of each subgroup.  As a cornerstone of this platform, we have built the Sarcomeric Human Cardiomyopathy Registry, or SHaRe, which we believe is the world’s largest registry of patients with heritable cardiomyopathies.  We use our platform to refine our understanding of which patients are most likely to benefit from our product candidates. Our clinical research strategy involves using biomarkers to directly measure the effects of our product candidates early in clinical development, establishing proof of mechanism and providing important early predictive value to inform the design of subsequent trials. We believe that this virtuous cycle represents a durable competitive advantage that enables us to efficiently develop therapies with disease-modifying potential for heritable cardiomyopathies that could also be applied to other cardiovascular diseases.

Since our inception, our precision medicine platform has generated multiple programs to address a variety of disruptions in heart muscle contraction across different patient populations. We are advancing the following research and development programs, each of which targets a distinct biomechanical defect that leads to either HCM or genetic DCM:

•

MYK-461 is an orally-administered small molecule designed to reduce excessive cardiac muscle contractility leading to HCM. We are currently enrolling patients in a Phase 2 clinical trial of MYK-461, which we refer to as PIONEER-HCM. This trial is an open-label pilot study designed to evaluate safety and efficacy of MYK-461 in symptomatic, obstructive HCM patients. We expect to report topline results from this trial in the third quarter of 2017. In three Phase 1 clinical trials, we have observed favorable tolerability of single and multiple doses of MYK-461 in both healthy volunteers and HCM patients. Across the same group of trial subjects, we have demonstrated proof of mechanism, or the ability of MYK-

461 to reduce cardiac muscle contraction, an important biomarker of disease. Additionally, we generated preliminary evidence in two patients with obstructive HCM that leads us to believe that MYK-461 has the potential to reduce obstruction of the left ventricular outflow tract (LVOT). In 2016, MYK-461 was granted Orphan Drug Designation by the FDA for the treatment of symptomatic oHCM. In addition to the trials above for oHCM, we intend to initiate a separate Phase 2 clinical trial of MYK-461 in non-obstructive HCM (nHCM) in the second half of 2017. We believe that if approved, MYK-461 could potentially be the first targeted therapy to treat an underlying biomechanical defect leading to HCM.

•

MYK-491 is an orally-administered small molecule designed to treat genetic DCM by restoring normal contractility in the diseased DCM heart. We are currently enrolling healthy volunteers in a Phase 1 single ascending dose (SAD) clinical trial of MYK-491 and expect to report topline results from this SAD trial in the third quarter of 2017. In preclinical animal models, MYK-491 has been shown in separate experiments to improve systolic function (cardiac muscle contractility and cardiac output) with minimal impact on diastolic function. We believe that if approved, MYK-491 could potentially be the first targeted therapy to treat an underlying biomechanical defect leading to DCM.

•

Additionally, we have three preclinical programs, HCM-2, DCM-2 and LUS-1. HCM-2 is intended to reduce cardiac muscle contractility to normal levels in HCM patients through a different mechanism than that of MYK-461. DCM-2 is intended to increase cardiac muscle contractility to normal levels in genetic DCM patients through a different mechanism than that of MYK-491. LUS-1 is intended to counteract a muscle disruption that results in impaired relaxation of the heart, a biomechanical defect found in specific HCM and genetic DCM patient subgroups, as well as in other less common heritable cardiomyopathies.

We have formed a strategic collaboration with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., or Sanofi, to help fund a portion of our research and development expenses while leveraging Sanofi’s cardiovascular and rare disease expertise in exchange for certain program and product rights, pursuant to a license and collaboration agreement we entered into in August 2014 with Aventis Inc., which we refer to as the Collaboration Agreement. Under the Collaboration Agreement, Sanofi agreed to provide up to an aggregate of $200.0 million in upfront and milestone payments, equity investments and research and development support in exchange for certain program and product development and commercialization rights. In the United States, we retain the right to commercialize MYK-461 and HCM-2 as well as co-promotion rights for MYK-491. Additionally, we are entitled to receive tiered royalties in the mid-single digits to the mid-teens on net sales of certain HCM and DCM products outside the United States and on net sales of certain DCM products in the United States. We retain all rights to our DCM-2 program, LUS-1 program and our future programs.  In December 2016, Sanofi notified us of its decision to continue the research program under the Collaboration Agreement through December 31, 2018.  In connection with this decision, Sanofi paid us a $45.0 million continuation payment in January 2017, which is included within the $200.0 million of financial consideration under the Collaboration Agreement.

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

Available therapeutic treatments for patients with these forms of heart disease only treat the symptoms of their disease, do not influence disease progression and are not specifically indicated for cardiomyopathies. Current medical therapies, such as beta blockers, calcium channel blockers and disopyramide, are used off-label to treat HCM and DCM patients. These therapies provide patients only modest clinical benefit, if any, and side effects further limit their utility.

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

These challenges have resulted in a relatively low number of cardiovascular new molecular entities approved by the FDA, including no approved therapies indicated for heritable cardiomyopathies. As a result, there is a significant opportunity to improve clinical benefits through the use of precision medicine for the discovery and development of new treatments for HCM and genetic DCM, including those with disease-modifying potential.

Our Solution: MyoKardia’s Approach to Precision Cardiovascular Therapies

We are pioneering the application of precision medicine to cardiovascular disease, with an initial focus on delivering the first approved therapies specifically targeting the underlying causes of heritable cardiomyopathies. Our precision medicine platform enables the efficient discovery and development of novel precision drug candidates with disease modifying potential. By leveraging our platform, we believe we can overcome many of the challenges associated with traditional cardiovascular drug development.

Our Precision Medicine Platform

Our precision medicine platform incorporates disease research, drug discovery and clinical expertise in a self-reinforcing cycle that enables the iterative generation of new disease targets and clinical development candidates designed to establish early clinical proof-of-concept. By efficiently developing product candidates that target distinct biomechanical defects associated with heritable cardiomyopathies, we use clinical feedback on patient genetics, response to therapy and disease presentation to refine our understanding of which patients are most likely to benefit from our product candidates. We believe this virtuous cycle is a competitive advantage that enables us to efficiently develop therapies with disease-modifying potential for heritable cardiomyopathies that could also be applied to other cardiovascular diseases.

Our target hypotheses are based on deep mechanistic understanding of how disease-causing mutations affect the biomechanical function of the heart. These hypotheses are translated into screens that help us identify small molecule agents that are optimized to correct the underlying defect using preclinical models that we believe are transferable and predictive of human systems. These models are also used to develop biomarkers of drug action and, when possible, disease modification, that integrate into our early clinical development strategies. Across this entire spectrum, we leverage novel insights generated from SHaRe and from our position at the center of the cardiomyopathy ecosystem. By applying this cycle to multiple programs, we have generated a growing library of proprietary drug molecules that target a wide range of potential cardiac disease related mechanisms and that can be used to test new hypotheses arising from our clinical research.

Advantages of Our Approach

We believe that our approach can overcome many of the obstacles facing cardiovascular drug discovery and development that have resulted in a lack of disease modifying therapies for heritable cardiomyopathies for the following reasons:

•

Our precision medicine platform enables the discovery and development of therapies with disease modifying potential.  We believe our deep understanding of heritable cardiomyopathies and the biomechanical defects that cause them allows us to target disease mechanisms that are critical or causal to the disease in humans. We intend to develop each of our product candidates to prevent or reverse disease progression by correcting underlying biomechanical defects in the heart’s contractile machinery. SHaRe, which currently consists of data from more than 10,000 patients, enables us to identify the relationships between genetics and clinical manifestations of disease in a large, centralized collection of patient data, resulting in novel genetic insights for new drug discovery and stratification and enrollment of patients most likely to benefit from our targeted therapies.
•

Our clinical development approach is designed to investigate efficacy and safety in smaller, less time-consuming clinical trials. Our approach has the potential to significantly reduce the time and cost of drug development. Our product candidates are designed to target the underlying cause of disease, which we believe increases the chance they will be effective and reduces the potential for unintended consequences or off-target effects. Through the use of appropriate predictive biomarkers and patient selection strategies we believe that we can reduce the risk of late-stage clinical failures. This approach is consistent with recent FDA communications and publications on how the pharmaceutical and biotechnology industry can improve efficiency and the likelihood of success in cardiovascular drug development. In July 2016, we conducted a formal Type C meeting with the FDA in order to discuss the clinical and regulatory plan for MYK-461. As a result of the meeting, we have confirmed that MYK-461 would not require mortality outcomes-based studies in order to obtain regulatory approval for its use in patients with symptomatic, oHCM. Additionally, the FDA provided guidance that improvement in functional capacity and/or clinical symptoms may be suitable endpoints for registration. Finally, the FDA communicated that an adequate and well-controlled single Phase 3 pivotal trial with a treatment duration of 12-24 weeks may be adequate for approval of MYK-461.

•

Our approach facilitates the efficient discovery of novel therapies for neglected, rare heart diseases. We are focused on the treatment of rare patient populations with heritable cardiomyopathies. By integrating all of the elements of our platform, we believe that we can efficiently develop disease modifying therapies. The FDA has granted MYK-461 Orphan Drug Designation for patients with symptomatic, obstructive HCM.

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

There are hundreds of individual mutations that have been identified in the genes encoding the proteins of the sarcomere that are implicated as causal in HCM and genetic DCM. These many mutations give rise to a few common biomechanical defects in the sarcomere at the protein level. Through our research, we have linked these biomechanical defects to three distinct cardiac muscle disruptions that act to cause HCM and genetic DCM, as illustrated in the figure below.

Our Pipeline

We have generated several proprietary, orally administered small molecules to address a variety of biomechanical defects that cause disruptions in heart muscle contraction. By correcting the underlying biomechanical defects, we believe our targeted therapies can correct or offset the downstream disruption in cardiac muscle function that drives disease progression. Our lead drug candidate, MYK-461, is designed for patients with HCM caused by excessive cardiac muscle contraction, and has been shown to reduce the number of cross-bridges to lower contractile power output to restore normal cardiac muscle contraction. MYK-491 is intended to restore normal cardiac muscle contractility in patients with DCM caused by mutations that result in inadequate cardiac muscle contraction because of too few cross-bridges. HCM-2 is intended to reduce cardiac muscle contractility to normal levels in HCM patients through a different mechanism than that of MYK-461. DCM-2 is intended to increase cardiac muscle contractility to normal levels in genetic DCM patients through a different mechanism than that of MYK-491. LUS-1 is intended to counteract a muscle disruption that results in impaired relaxation of the heart, a biomechanical defect found in specific HCM and genetic DCM patient subgroups, as well as in other less common heritable cardiomyopathies.

The following table summarizes our product development pipeline:

MYK-461 for Hypertrophic Cardiomyopathy

MYK-461 is an orally administered small molecule that reduces left ventricular contractility to potentially alleviate the functional consequences and symptoms of HCM and prevent or reverse HCM progression. We are currently enrolling patients in a Phase 2 clinical trial of MYK-461, which we refer to as PIONEER-HCM. This trial is an open-label pilot study designed to evaluate safety and efficacy of MYK-461 in symptomatic, obstructive HCM patients. We expect to report topline results from this trial in the third quarter of 2017. In three Phase 1 clinical trials, we have observed favorable tolerability of single and multiple doses of MYK-461 in both healthy volunteers and HCM patients. Across the same group of trial subjects, we have demonstrated proof of mechanism, or the ability of MYK-461 to reduce cardiac muscle contraction, an important biomarker of disease. Additionally, we generated preliminary evidence in two patients with obstructive HCM that leads us to believe that MYK-461 has the potential to reduce LVOT obstruction. In addition to the trials above for oHCM, we intend to initiate separate Phase 2 clinical trials of MYK-461 in non-obstructive HCM (nHCM) patients and in pediatric HCM patients. We expect to initiate our Phase 2 clinical trial in nHCM patients in the second half of 2017. We believe that if approved, MYK-461 could potentially be the first targeted therapy to treat an underlying biomechanical defect leading to HCM.

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

Obstructive HCM Patients. In approximately two-thirds of HCM patients, the path followed by blood exiting the heart, known as the left ventricular outflow tract, or LVOT, becomes obstructed by the enlarged and diseased muscle, restricting the flow of blood from the heart to the rest of the body. These patients, referred to as obstructive HCM (oHCM) patients, are at an increased risk of severe heart failure and death. We estimate that there are approximately 410,000 oHCM patients in the United States, and of these oHCM patients, approximately 140,000 patients are symptomatic. Our current clinical development plan, including PIONEER-HCM and any subsequent clinical trials, is intended to target this group of symptomatic oHCM patients or subgroups thereof as our initial patient population for MYK-461. In 2016, the FDA granted MYK-461 Orphan Drug Designation for the treatment of patients with symptomatic oHCM.

Non-Obstructive HCM Patients. Symptomatic, yet non-obstructive, HCM patients represent a distinct subgroup that is difficult to manage medically. This segment may contain a more severely affected population because non-obstructive HCM patients may progress to a more advanced state of disease than obstructive HCM patients before becoming symptomatic. Furthermore, for obstructive HCM patients, relief of the obstruction is often associated with an improvement in symptoms, while no such treatment option is available to non-obstructive HCM patients. We estimate that there are approximately 220,000 non-obstructive HCM patients in the United States, of which we plan to target an initial population representing a subgroup of all nHCM patients.

Current Standard of Care for Patients with Hypertrophic Cardiomyopathy

There are currently no approved therapeutic products indicated for the treatment of HCM. Patients are typically prescribed one or more drugs indicated for the treatment of hypertension, heart failure or other cardiovascular disorders more generally. These drugs, including beta blockers, non-dihydropyridine calcium channel blockers (such as verapamil and diltiazem) and disopyramide, do not address the underlying cause of HCM, do not appear to affect disease progression, and are generally used only in symptomatic patients. While clinical experience and expert opinion suggest that these drugs may provide symptom relief in some patients, no strong, controlled clinical research evidence exists to directly support their efficacy. For a subset of HCM patients with more advanced disease progression or more pronounced symptoms, surgical or other invasive interventions may be appropriate, including heart transplantation, use of an implantable cardioverter-defibrillator, open surgical myectomy or percutaneous alcohol septal ablation.

Ongoing Clinical Trials of MYK-461

We are currently enrolling patients in a Phase 2 clinical trial of MYK-461, which we refer to as PIONEER-HCM. This trial is an open-label, single-arm pilot study of MYK-461 in symptomatic, obstructive HCM patients. The primary objective of the trial is to characterize the effect of MYK-461 on reducing post-exercise peak left ventricular outflow tract (LVOT) gradient following 12 weeks of treatment. Other objectives include assessing the effect of treatment on measures of patients’ functional capacity, including the results of cardiopulmonary exercise tests such as peak oxygen uptake (pVO2) and volume expired (VE)/carbon dioxide production (VCO2) slope, and clinical symptoms, including dyspnea score, New York Heart Association (NYHA) functional classification and patient-reported outcomes such as the Kansas City Cardiomyopathy Questionnaire. The study will also evaluate the safety and tolerability of MYK-461 and the post-treatment reversibility of the effects of MYK-461 after four weeks of drug washout, measured at week 16.

In this trial, subjects will be given initial daily doses of 15 mg of MYK-461 (or 10 mg, if the subject’s weight is less than or equal to 60 kg). At the end of the fourth week after the initiation of dosing, pre-specified criteria allow for an increase (either 5 or 10mg QD), decrease (5mg QD) or no change in dose based on the observed percentage decrease in left ventricular ejection fraction (LVEF), from baseline, at week four. The subject will continue on his or her original or modified dose from week five through week 12. In total, the trial is expected to enroll ten patients across six U.S. centers. Subject to enrollment in accordance with our current plans, we expect to announce topline data from this trial in the third quarter of 2017.

Prior Clinical Trials of MYK-461

Our Phase 1 program consisted of three clinical trials studying the effects of MYK-461, including two single ascending dose (SAD) trials and one multiple ascending dose (MAD) trial. Across these three trials, we have dosed 86 healthy volunteers and 15 HCM patients with MYK-461, in addition to the 22 subjects that received placebo. We have previously reported results from our Phase 1 clinical trials, in which we observed favorable tolerability of single and multiple doses of MYK-461 in both healthy volunteers and HCM patients. Across the same group of trial subjects, we have demonstrated proof of mechanism, or the ability of MYK-461 to reduce cardiac muscle contraction, an important biomarker of disease. Additionally, we generated preliminary evidence in two patients with obstructive HCM that leads us to believe that MYK-461 has the potential to reduce LVOT obstruction.

Anticipated Development Pathway for MYK-461

Given the absence of any approved therapies for HCM, no established FDA registration pathway exists for such a therapy. In July 2016, we conducted a formal Type C meeting with the FDA in order to discuss the clinical and regulatory plan for MYK-461.

As a result of the meeting, we have confirmed that MYK-461 would not require mortality outcomes-based studies in order to obtain regulatory approval for its use in patients with symptomatic, oHCM. Additionally, the FDA provided guidance that improvement in functional capacity and/or clinical symptoms may be suitable endpoints for registration. Finally, the FDA communicated that an adequate and well-controlled single Phase 3 pivotal trial with a treatment duration of 12-24 weeks may be adequate for approval of MYK-461.

Based on feedback from this meeting, we intend to pursue two further trials in addition to PIONEER-HCM for the potential registration of MYK-461 in oHCM. We plan to initiate a Phase 2 clinical trial in the second half of 2017, which we refer to as EXPLORER-HCM. This trial, which is expected to enroll between 60 and 100 symptomatic oHCM patients, is designed to further evaluate safety, tolerability and dose ranging of MYK-461 and its effect primarily on LVOT gradient as well as on pVO 2 and symptoms after treatment duration of 12 weeks. Subject to enrollment in accordance with our current plans, we expect the overall duration of the trial to be approximately one year. We expect the conclusions drawn from data collected in our Phase 2 clinical trials and ongoing dialogue with the FDA will allow us to finalize the design of a single Phase 3 pivotal study which we intend to use as the basis for a New Drug Application (NDA) for symptomatic oHCM. This trial’s endpoints for registration are expected to be changes in functional capacity and/or clinical symptoms, such as peak VO 2, after treatment duration of 12 to 24 weeks. We expect to enroll between 150 and 200 patients and for the overall duration of this pivotal trial to be approximately two years.

In addition to the trials above for oHCM, we intend to initiate separate Phase 2 clinical trials of MYK-461 in non-obstructive HCM (nHCM) patients and in pediatric HCM patients. We expect to initiate our Phase 2 clinical trial in nHCM patients in the second half of 2017.

We believe that if approved, MYK-461 could potentially be the first targeted therapy to treat an underlying biomechanical defect leading to HCM.

MYK-491 for Genetic Dilated Cardiomyopathy

MYK-491 is an orally-administered small molecule designed to treat genetic DCM caused by mutations in sarcomeric proteins by restoring normal cardiac muscle contractility in the diseased DCM heart. We are currently enrolling a Phase 1 single ascending dose (SAD) clinical trial of MYK-491 in healthy volunteers. Subject to enrollment in accordance with our current plans, we expect to release topline data from this trial in the third quarter of 2017.

This targeted therapy attempts to counteract one known mechanistic disruption by increasing the number of cross-bridges formed during cardiac muscle contraction, thereby increasing the ensemble force of contraction and improving cardiac output. In multiple preclinical animal models, MYK-491 has been shown in separate experiments to improve systolic function (cardiac muscle contractility and cardiac output) with minimal impact on diastolic function. In both experiments, animals were dosed above the expected therapeutic range without adverse events or impact on cardiac rhythms. We believe that if approved, MYK-491 could potentially be the first targeted therapy to treat an underlying biomechanical defect leading to DCM.

Overview of Dilated Cardiomyopathy

DCM is defined broadly as heart failure with reduced ejection fraction in the absence of prior heart attack or other recognized causes. In DCM, the walls of the left ventricle are thin and over-expanded, leading to improper contraction and insufficient blood being pumped by the heart. In contrast to HCM, the sarcomere afflicted by DCM is characterized by reduced overall power output. This condition, also known as hypocontractility, results in a dilated, thin-walled left ventricle that does not supply sufficient blood to the body.

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

The fundamental cause of all DCM is that the heart muscles are not able to contract with sufficient force. In genetic DCM, this lack of power is caused in certain cases by genetic mutations that disrupt the ability of individual myosin motors to form cross-bridges with actin and contribute to overall contraction.

It is estimated that DCM afflicts about one million people in the United States alone, of which approximately 360,000 have genetic DCM. Of this group of genetic DCM patients, approximately 270,000 patients have genetic DCM due to identified sarcomeric mutations. We plan to initially target a subset of this population.

Current Standard of Care for Patients with Dilated Cardiomyopathy

Similar to HCM, there are currently no approved therapeutic products indicated for the treatment of DCM. Patients are typically prescribed one or more drugs indicated for the treatment of heart failure generally, such as digoxin, diuretics, beta blockers, renin-angiotensin-neprilysin system inhibitors or antagonists and aldosterone antagonists. By treating various signs and symptoms of heart disease and addressing some of the compensatory mechanisms described above, these drugs may reduce overall morbidity and mortality; however, none of the treatments address the underlying cause of disease or modify disease progression. Surgical options available to DCM patients include heart transplantation and use of an implantable cardioverter-defibrillator, a biventricular pacemaker or a left ventricular assist device.

Preclinical Data for MYK-491

To support an Investigational New Drug (IND) filing, we have tested MYK-491 in numerous animal model systems. Across multiple experiments, we have observed consistent results showing that MYK-491 can improve systolic function (cardiac muscle contractility and cardiac output) with minimal impact on diastolic function. We measured various biomarkers for each of these parameters across the experiments, including some that may also be measured in our planned future human clinical trials. To assess the extent of contraction, we measured (i) stroke volume (SV); (ii) left ventricular outflow tract velocity-time integral (LVOT-VTI); and (iii) end systolic pressure-volume relationship (ESPVR). To assess the impact on cardiac relaxation, we measured: (i) Tau constant; (ii) left ventricular end diastolic diameter (LVEDD); and (iii) end diastolic pressure-volume relationship (EDPVR).

Experiments in healthy dogs demonstrated that MYK-491 increases SV and ESPVR in a dose-dependent manner, while no meaningful changes in LVEDD and EDPVR were observed. Experiments in a dog model of heart failure demonstrated that MYK-491 similarly could increase LVOT-VTI in a dose-dependent manner, while observing no meaningful change in Tau. Finally, in pigs, we showed that MYK-491 increases SV in a dose-dependent manner, while we observed no meaningful changes in Tau.

In addition to these preclinical studies to support the clinical development of MYK-491, we have also performed additional toxicology and pharmacokinetic studies, which suggest that MYK-491 has the potential to be well tolerated.

Anticipated Development Plan for MYK-491

Our Phase 1 clinical development program for MYK-491 will principally evaluate the safety and tolerability of MYK-491 in human subjects. Additionally, we intend to follow a similar approach as we used for our Phase 1 clinical trials of MYK-461, including the use of non-invasive biomarkers to evaluate left ventricular contractility to establish early proof of mechanism. We are currently enrolling a Phase 1 single ascending dose (SAD) clinical trial of MYK-491 in healthy volunteers. Subject to enrollment in accordance with our current plans, we expect to release topline data from this trial in the third quarter of 2017. We expect to initiate a MAD trial in the second half of 2017.

Additional Potential Extensions of our Platform

Beyond HCM and genetic DCM, we are researching defects caused by mutations in proteins that result in other heritable cardiomyopathies such as restrictive cardiomyopathy and left ventricular non-compaction in order to generate precision therapies for those diseases. We believe that the fundamental mechanisms we are targeting in the heart may have applicability in the broader heart failure population. The chemistries we develop to target various components of the sarcomere may also be applicable to skeletal disorders where we can define a parallel linkage between disease-causing mutations in non-cardiac muscle proteins and their resulting biomechanical defects.

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

The Collaboration Agreement covers three main research programs: MYK-461 (or HCM-1), HCM-2 and MYK-491 (or DCM-1). Under the Collaboration Agreement, we are responsible for conducting research and development activities pursuant to mutually agreed research and development plans through early human efficacy studies, except for certain specified research activities to be conducted by Sanofi as set forth in the research plan. The proof-of-concept studies contemplated by the Collaboration Agreement are expected to be conducted on a staggered basis.

Prior to the completion of proof–of-concept, or POC, studies, we will be responsible for development activities for each product. Following the completion of the POC studies, Sanofi will be responsible for worldwide development activities for DCM only. Under the Collaboration Agreement, we retained rights to develop and commercialize MYK-461 and HCM-2 in the United States, as well as co-commercialization rights to MYK-491 in the United States, at our option. We have granted to Sanofi: (i) worldwide rights to commercialize MYK-491; and (ii) regulatory and commercialization rights outside the United States for the two HCM programs. Sanofi also has the option to co-promote the MYK-461 and HCM-2 programs in the United States only in the event of a potential expanded cardiovascular disease indication outside of the genetically targeted indications for MYK-461 and HCM-2. We will collaborate with Sanofi through the use of various committees, each of which are comprised of three representatives selected by us and three representatives selected by Sanofi, to manage the overall collaboration and coordinate the research of the compounds, as well as monitor, coordinate the development of the compounds and products and monitor and oversee the commercialization activities of the compound and products.

In December 2016, Sanofi provided notice to us of its election to continue the collaboration through December 31, 2018 pursuant to the terms of the Collaboration Agreement.  In connection with Sanofi’s decision to continue the collaboration, we received a $45.0 million milestone payment, or the Continuation Payment, in January 2017 that was payable from Sanofi to MyoKardia as of December 31, 2016.

We are required to use diligent efforts to develop, and following the applicable regulatory approval in the United States, to commercialize at least one MYK-461 product and one HCM-2 product in the United States. Sanofi is required to use diligent efforts to develop, and following the applicable regulatory approval in any of France, Germany, Italy, Spain, the United Kingdom, China, Japan and the United States, or the Major Market Countries, to commercialize at least one MYK-491 product in each Major Market Country, at least one MYK-461 product in each Major Market Country (other than the United States) and at least one HCM-2 product in each Major Market Country (other than the United States).

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

Under the Collaboration Agreement, we were originally eligible to receive up to $200.0 million in upfront and milestone payments, equity investments and research and development support. To date, of such amount, we have received from Sanofi an initial non-refundable upfront cash payment of $35.0 million and equity investments totaling $24.0 million across multiple financing rounds, of which $14.0 million was funded outside of the original agreement, including an investment in our initial public offering (IPO). The total payments we were originally eligible to receive also includes the $45.0 million Continuation Payment which we received in January 2017, a $25.0 million milestone-based payment which we received upon our submission of an IND for MYK-491 to the FDA in November 2016, and an obligation from Sanofi to purchase an additional $40.0 million of our capital stock if Sanofi provided notice of its intent to continue the collaboration prior to December 31, 2016. Under the Collaboration Agreement, Sanofi’s obligation to purchase the additional $40.0 million of our capital stock (which was reduced by $5.0 million for its purchase of the Series B redeemable convertible preferred stock) terminated in connection with the consummation of our IPO. Additionally, we are eligible to receive up to $45.0 million of approved in-kind research and clinical activities.  We are also eligible to receive from Sanofi tiered royalties ranging from the mid-single digits to the mid-teens on net sales of certain products under the Collaboration Agreement, and we have agreed to pay Sanofi tiered royalties ranging from the mid-single digits to the low teens on net sales of MYK-461 and HCM-2 products in the United States.  The royalties payable under the Collaboration Agreement are subject to certain offsets and reductions. In addition to these amounts, Sanofi may also be responsible for certain additional costs and expenses relating to the collaboration, including a percentage of the registration program costs for MYK-461 and the HCM-2 and MYK-491 programs.

Unless earlier terminated during the initial research term as described above, the Collaboration Agreement will continue on a country-by-country and product-by-product basis until the expiration of the applicable royalty term for the applicable product in the applicable country, subject to certain exceptions. The Collaboration Agreement will be deemed terminated on December 31, 2018, with respect to all compounds and products from a program for which POC studies have not been completed unless Sanofi agrees before such date to fund up to an aggregate of $15.0 million for the applicable program. Additionally, at any time after December 31, 2018, Sanofi may, upon prior written notice to us, terminate the Collaboration Agreement for convenience in its entirety or on a region-by-region or program-by-program basis with respect to selected regions. The Collaboration Agreement is also subject to termination by either party upon a material breach by the other party, subject to a notice and cure period, or upon a bankruptcy, insolvency or similar event affecting the other party. We also have the right to terminate the Collaboration Agreement in the event of certain patent challenges by Sanofi or its affiliates.

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

Our patent estate includes 3 issued U.S. patents, 3 U.S. pending patent applications, 1 pending Patent Cooperation Treaty, or PCT, application, over 30 international patent applications and 3 additional U.S. provisional applications, all of which are exclusively owned by us, with claims relating to all of our current clinical-stage drug candidates. With respect to our lead drug candidates in the HCM program, we exclusively own two issued U.S. patents, one pending U.S. patent application, and over 30 international patent applications relating to the chemical composition of MYK-461 and use thereof.

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

In addition, substantial scientific and commercial research has been conducted for many years in the areas in which we have focused our development efforts, which has resulted in third parties having a number of issued patents and pending patent applications. Patent applications in the United States and elsewhere are published only after eighteen months from the priority date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Therefore, patent applications relating to drugs similar to MYK-461, MYK-491 and any future drugs, discoveries or technologies we might develop may have already been filed by others without our knowledge.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently depend on third-party contract manufacturing organizations, or CMOs, as well as our large pharma partner (Sanofi) for all of our requirements of raw materials, drug substance and drug product for our preclinical research and our ongoing clinical trials of MYK-461 and MYK-491. We have not entered into long-term agreements with our current CMOs. We intend to continue to rely on CMOs and/or partners for later-stage development and commercialization of MYK-461 and MYK-491, as well as the development and commercialization of any other product candidates that we may identify. Although we rely on CMOs and partners, we have personnel and third-party consultants with extensive manufacturing experience to oversee the manufacturing relationships and activities.

We believe the synthesis of the drug substance for MYK-461 is reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale production and do not require unusual equipment or handling in the manufacturing process. We have obtained an adequate supply of the drug substance for MYK-461 from our first CMO to satisfy our immediate clinical and preclinical demands. We have implemented improvements to our drug substance manufacturing process to further facilitate production capacity adequate to meet future development and commercial demands.  In addition, we believe the synthesis of the drug substance for MYK-491 is reliable and reproducible. We have obtained an adequate supply of the drug substance for MYK-491 from our first CMO to satisfy our immediate clinical and preclinical demands.  We are developing improvements to our MYK-491 drug substance manufacturing process to further facilitate production capacity adequate to meet future development and commercial demands.

Drug product formulation development for MYK-461 and MYK-491 is in progress. We have contracted with a third-party manufacturer capable of both formulation development and drug product manufacturing through early commercialization for MYK-461. We are working with Sanofi sites capable of both formulation development and drug product manufacturing through early commercialization for MYK-491. We may identify other drug product manufacturers in the future to add additional capacity and redundancy to our supply chain. In our SAD clinical trials of MYK-461, we are utilized a suspension formulation. We have developed and manufactured multiple strengths of an immediate release tablet for use in the MAD and other early stage trials (including Pioneer-HCM) trial. For future development and commercialization, we are developing a refined capsule formulation and may develop alternate formulations for the adolescent and children/infant populations. We are also employing a suspension formulation for the ongoing SAD study of MYK-491 which we also intend to use the MAD study (if performed) and have developed an immediate release tablet formulation for the proof-of-concept studies in patients. For future MYK-491 development and commercialization, we intend to develop a refined tablet formulation and may develop alternate formulations for the adolescent and children/infant populations.

Sales and Marketing

We have exclusive U.S. commercial rights to two of our three current programs (MYK-461 and HCM-2) and U.S. co-promotion rights to MYK-491 subject to the collaboration with Sanofi, and have worldwide rights to LUS-1 and our future programs. We believe that we can maximize the value of our products by retaining substantial commercialization rights to our product candidates and, where appropriate, entering into collaborations for specific therapeutic indications or geographic territories.

Our current strategy is to market our initial HCM and DCM products using a dedicated, direct sales force focused on cardiomyopathy specialists and targeted cardiologists in the United States. These physicians are typically affiliated with academic institutions, leading hospitals and medical centers. We believe they represent a concentrated prescriber base that can be appropriately managed with a specialty care sales model.

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

A number of different regulatory agencies may have regulatory oversight, depending on the product at issue, and the type and stage of activity. In the United States, these include the FDA, the Drug Enforcement Administration, or DEA, the Centers for Medicare and Medicaid Services, or CMS, other federal agencies, state boards of pharmacy, state controlled substance agencies and more.

Government Regulation

Drug Development Process

The pharmaceutical industry is subject to extensive global regulation by regional, country, state and local agencies. In the United States, the FDA is the primary regulator of drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. The process of obtaining regulatory approvals and compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with applicable requirements at any time during the drug development process, approval process, or after approval, may subject us to adverse consequences and administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include refusal to approve pending applications; withdrawal of or restrictions on an approval; imposition of a clinical hold or other limitation on research; warning letters; product seizures; total or partial suspension of development, production, or distribution; or injunctions, fines, disgorgement, civil penalties or criminal prosecution.

The process required before a drug may be marketed in the United States, the EU and most foreign countries generally involves the following:

•

completion of preclinical, also known as nonclinical, laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practice, or GLP, requirements, animal welfare laws and other applicable regulations;

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

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product will be produced to assess compliance with current good manufacturing practice, or cGMP, and/or similar requirements in other jurisdictions where commercialization will be pursued, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of an FDA inspection of clinical trial sites to assess compliance with GCP requirements; and
•	FDA review and approval of the NDA or other marketing authorization application.

The development, testing and approval process requires substantial time, effort and financial resources and bears significant, inherent risk that the individual products will not exhibit the relevant safety, effectiveness, or quality characteristics. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the U.S. Approval in one country does not assure that a product will be approved in another country. We cannot be certain that any approvals for our product candidates will be granted on a timely basis, or with the specific terms that we desire, if at all.

An IND is a request for authorization from the FDA to administer an investigational drug product to humans. FDA's primary objectives in reviewing an IND are, in all phases of the investigation, to assure the safety and rights of subjects, and, in Phase 2 and 3, to help assure that the quality of the scientific evaluation of drugs is adequate to permit an evaluation of the drug's effectiveness and safety. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND also includes results of animal studies or other human studies, as appropriate, as well as manufacturing information, analytical data and any available clinical data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND, or to the governing authorities on a country by country basis. Additionally, approval must also be obtained from each clinical trial site’s institutional review board, or IRB, or ethics committee before the trials may be initiated, and the IRB or ethics committee must monitor the study until completed.

Clinical trials typically are conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The drug initially is introduced into a small number of patients or healthy human volunteers and information is collected pertaining to the drug’s safety, dosage tolerance, absorption, metabolism, distribution and elimination. These trials are designed to determine the metabolism and pharmacologic actions, side effects with increasing doses and if possible, early evidence of effectiveness. If favorable, additional, larger Phase 2 studies may be initiated.

•

Phase 2. These trials include controlled clinical trials initiated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the effectiveness of the drug candidate for a particular indication in patients with the disease or condition under study, and to determine common short-term side effects and risks associated with the drug. If data are satisfactory, the sponsor may commence large-scale trials to confirm the compound’s efficacy and safety.

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

•	Regulatory agencies may also require, or companies may pursue, additional clinical trials after a product is approved.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Progress reports related to clinical trials must be submitted at least annually to the FDA and participating IRBs, and other governing authorities.  More frequent safety reports must be submitted to the FDA and other governing health authorities and to investigators for serious and unexpected suspected adverse events, findings from animal or in vitro testing or other studies that suggest a significant risk to humans exposed to the drug, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Clinical trials may not be completed successfully within a specified period, if at all. The FDA or other governing authorities or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that human subjects are being exposed to an unacceptable health risk or that the investigational product apparently lacks efficacy. Similarly, an IRB or EC can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with applicable requirements or if the drug candidate has been associated with unexpected serious harm to healthy volunteers or patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data monitoring committee, or DMC. The DMC reviews safety information and provides recommendations to the sponsor for whether a trial may move forward at designated check points based on access to certain data from the study. As the sponsor, we may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

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

The cost of preparing and submitting an NDA is substantial. Under federal law, NDAs are subject to substantial application user fees and the sponsor of an approved NDA is also subject to annual product and establishment user fees. Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2017, the user fee for each NDA application requiring clinical data is $2,038,100.  For fiscal year 2017, PDUFA also imposes an annual product fee for drugs ($97,750), and an annual establishment fee ($512,200) on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its active pharmaceutical ingredient will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter identifies deficiencies that may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

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

The Fast Track program is intended to expedite or facilitate the process for reviewing new drugs that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug may request the FDA to designate the drug as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market, such as adverse events, the existence or severity of which was unknown when the product was approved. Later discovery of previously unknown problems with a product may result in restrictions on the product or complete withdrawal from the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical trials, voluntary product recalls, product seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal payments or penalties.

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

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term to be extended up to five years as compensation for patent term effectively lost due to the FDA’s pre-market approval requirements. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension. Extensions are not granted as a matter of right and the extension must be applied for prior to expiration of the patent and within a 60 day period from the date the product is first approved for commercial marketing. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Where a product contains multiple active ingredients, if any one active ingredient has not been previously approved, it can form the basis of an extension of patent term provided the patent claims that ingredient or the combination.

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

Pediatric Information and Exclusivity

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial. The FDA issues a written request for pediatric clinical trials prior to approval of a NDA only where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may produce health benefits in that population.

Under the FDCA, NDAs and certain supplements to NDAs must contain data adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. FDASIA amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, unless the drug has been granted orphan designation for the proposed indication at the time the initial PSP is required, within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs.

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

As in the United States, we may apply for designation of a drug candidate as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. In the EU, the European Commission, after reviewing the opinion of the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU Community (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or, if a method exists, the product would be a significant benefit to those affected). Orphan drug designation in the EU entitles the manufacturer to financial incentives such as reduction of fees or fee waivers and up to 10 years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, ACA, was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of ACA of greatest importance to the pharmaceutical industry are the following:

•

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services, a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic products from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits. In addition, ACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the Centers for Medicare and Medicaid Services, or CMS, may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

•

In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. Effective in 2010, ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the present state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

•

Effective in 2011, ACA imposed a requirement on manufacturers of branded drugs and biologic products to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”).

•

Effective in 2011, ACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•

As part of efforts to further transparency of payments made by pharmaceutical companies to physicians, ACA required manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers were required to begin reporting this information to CMS beginning in 2014. Annual reporting is required and records of payments are publicly available for review on the CMS website.

•

As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to ACA to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•

ACA created the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. ACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•

ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

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

Federal Prohibitions on Healthcare Fraud and False Statements Related to Healthcare Matters

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, ACA broadened the reach of certain criminal healthcare fraud statutes created under HIPAA by amending the intent requirement such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Furthermore, international laws, such as the EU Data Privacy Directive (95/46/EC) and Swiss Federal Act on Data Protection, regulate the processing of personal data within Europe and between European countries and the United States. Failure to provide adequate privacy protections and maintain compliance with safe harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.

Physician Payments Sunshine Act

There has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Physician Payments Sunshine Act requires most pharmaceutical manufacturers to report annually to the Secretary of HHS payments or “transfers of value” made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Over the next several years, we will need to dedicate significant resources to establish and maintain systems and processes in order to comply with these regulations. Failure to comply with the reporting requirements can result in significant civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1.0 million per year for “knowing failures.” Covered manufacturers must submit reports concerning payments and ownership and investment interests for a calendar year by the 90th day of each subsequent calendar year. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities. Similar laws have been enacted or are under consideration in foreign jurisdictions, including France which has adopted the Loi Bertrand, or French Sunshine Act, which became effective in 2013, and Belgium which enacted their Sunshine Act in 2016.

Non-U.S. Healthcare Laws

To the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals. In addition to U.S. regulations, we are subject to regulations of other countries governing clinical trials and distribution of our products outside of the United States. Regardless of FDA status for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the U.S. before we can commence clinical trials in such countries. The approval process and requirements governing the conduct of clinical trials vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

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

In addition, in March 2010, ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans, imposed mandatory discounts for certain Medicare Part D beneficiaries, and subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drugs once approved or additional pricing pressures. As a result of the 2016 election in the United States, there is great political uncertainty concerning the fate of the ACA and other healthcare laws. The United States Congress is expected to draft legislation to repeal parts of the ACA, but it is uncertain when such legislation would be passed and whether Congress would replace the law and what any replacement law would encompass. We cannot predict any initiatives that may be adopted in the future.

Employees

As of December 31, 2016, we had 78 full-time employees. Of these employees, 59 are engaged in research and development. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are a very early-stage company. We were incorporated and commenced operations in June 2012. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, creating and expanding on our precision medicine platform, identifying potential product candidates, undertaking preclinical studies for our programs, conducting Phase 1 clinical trials for our most advanced product candidate, MYK-461 and commencing Phase 2 clinical development of MYK-461 and Phase 1 clinical development of our second product candidate, MYK-491. We have not yet demonstrated our ability to successfully complete the clinical development of a product candidate, including the completion of any clinical trials designed to show the efficacy of a product candidate, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our initial product candidates, MYK-461 and MYK-491, are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of these or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our net loss for the years ended December 31, 2016 and 2015 was $13.2 million and $22.9 million, respectively. As of December 31, 2016, we had an accumulated deficit of $77.8 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

We are currently advancing MYK-461 and MYK-491, our initial product candidates, through clinical development, and conducting preclinical discovery and development activities in our other programs. Drug development is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical trials.

As of December 31, 2016, our cash and cash equivalents were $135.8 million. We intend to use our cash and cash equivalents to fund the advancement of our MYK-461 clinical development program, including our ongoing PIONEER-HCM Phase 2 study in symptomatic oHCM patients, the progression of MYK-491 through clinical proof-of-concept, our ongoing preclinical, discovery and research programs and the expansion of our platform, as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, MYK-461, MYK-491 or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

•	the rate of progress and the cost of our ongoing and planned clinical trials of MYK-461 and MYK-491;
•	our ability to successfully maintain our collaboration with Sanofi, and the amount and timing of any subsequent payments we may receive pursuant to the collaboration;
•	the number of product candidates that we intend to develop using our precision medicine platform;
•	the costs of research and preclinical studies to support the advancement of other product candidates into clinical development;
•

the timing of, and costs involved in, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we currently expect;

•	the costs of preparing to manufacture MYK-461 on a larger scale, and to manufacture MYK-491 for further clinical development;
•	the costs of commercialization activities if MYK-461 or any future product candidate is approved, including the formation of a sales force;
•	the degree and rate of market acceptance of any products launched by us or our partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need and ability to hire additional personnel;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

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

We depend heavily on the success of MYK-461 and MYK-491, our initial product candidates. Other than MYK-461 and MYK-491, all of our other programs are in discovery or preclinical development. Preclinical testing and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification of our initial product candidates, MYK-461 for the treatment of hypertrophic cardiomyopathy (“HCM”) and MYK-491 for the treatment of dilated cardiomyopathy (“DCM”). We are currently evaluating MYK-461 and MYK-491 in early-stage clinical trials, and, if these product candidates fail to demonstrate safety or efficacy in their respective target indications to the satisfaction of the FDA or other comparable regulatory authorities, we will need to identify and rely on other product candidates or target indications, or both, for clinical development. All of our other programs are still in discovery or preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of MYK-461, MYK-491 or other product candidates that we may identify from our precision medicine platform.

The success of MYK-461, MYK-491 and any other product candidates that we discover and develop will depend on many factors, including the following:

•

timely and successful initiation, enrollment in, and completion of, clinical trials, including our ongoing PIONEER-HCM Phase 2 clinical trial of MYK-461 in HCM, our ongoing Phase 1 clinical trial of MYK-491 in DCM and our planned additional clinical trials of these product candidates;

•	our ability to receive, and the timing of receipt of, any marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates;
•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of our products following approval;
•	enforcing and defending intellectual property rights and claims; and
•	achieving desirable medicinal properties for the intended indications.

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

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical development or clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, although our preclinical observations and data generated to date from our Phase 1 clinical trials of MYK-461 support our hypothesis that MYK-461 has the potential to reduce cardiac muscle contractility and our belief that such data have demonstrated clinical proof of mechanism in both HCM patients and healthy volunteers, we have not completed clinical trials of MYK-461 in larger populations. In addition, our precision medicine platform is based on a translational medicine approach. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical or early clinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, although MYK-461 has been observed to reduce cardiac contractility as measured by certain established biomarkers in our first Phase 1 clinical trial in healthy volunteers, the predictive value of these biomarkers in HCM patients may prove to be less than anticipated in subsequent, larger clinical trials. The initial clinical data from our Phase 1 clinical trials of MYK-461 are preliminary in nature, based on limited doses and a small sample size, and the clinical development of MYK-461 is not complete. Early positive data may not be repeated or observed in ongoing or future trials involving our product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials, particularly in the field of cardiovascular medicine. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

•	delays in obtaining required Institutional Review Board (“IRB”) approval at each clinical trial site;
•	delays in recruiting suitable patients to participate in our clinical trials;
•	imposition of a clinical hold by regulatory agencies, including after an inspection of our clinical trial operations or trial sites;
•	failure by our CROs, other third parties or us to adhere to clinical trial requirements;
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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory authorities. The FDA or other regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or other regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authorities, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

In particular, each of the conditions in which we plan to evaluate our current product candidates is a rare genetic disorder with limited patient pools from which to draw for clinical trials. To date, the HCM and DCM patient populations have not been extensively evaluated in clinical trials. As a result, enrollment in our ongoing and planned clinical trials is difficult to predict and may take longer or cost more than we anticipate.

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

Additionally, the predictive value of the information generated through SHaRe to date may be limited. Although we expect to use these data to define and identify patient subgroups most likely to respond to our product candidates, our initial hypotheses regarding these data may prove to be incorrect, or our patient selection strategies based on our analysis of these data may fail to yield suitable patients for evaluation in our clinical trials or suitable indications and product candidates for clinical development.

Any of our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval, limit the scope of any approved label or market acceptance or result in other significant negative consequences following marketing approval, if any.

Adverse events or other unintended side effects or safety signals caused by our product candidates could cause us, IRBs or ethics committees, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. For example, through additional studies, we may determine that although MYK-461 has been shown to be specific to striated muscle, which includes both skeletal and cardiac muscle, and selective for cardiac muscle, it may target myosin in skeletal muscle, which could result in unintended adverse effects. We have observed a number of adverse events in our clinical trials of MYK-461. In particular, we have observed at least one serious adverse event to date that occurred in the highest dose cohort of our single ascending dose Phase 1 clinical trial of MYK-461 in HCM patients, which was described as a transient episode of hypotension and asystole, due to a vasovagal reaction, or low blood pressure and a temporary loss of heartbeat due to a nervous system reflex. Results of our ongoing and planned trials could reveal a high and unacceptable severity and prevalence of these or other adverse events in subjects treated with our product candidates. Additionally, if the adverse events we have observed are deemed to be unacceptable or other unacceptable side effects or safety signals are observed in any ongoing or subsequent preclinical studies or clinical trials of our product candidates, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Any adverse effects encountered in our preclinical studies or clinical trials, whether or not drug-related, could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.  Additionally, adverse effects may represent safety signals that could influence the benefit-risk assessment for further development or commercialization of a product candidate and may warrant further clinical or nonclinical investigation, consultation with health authorities, changes to product labeling or guidelines for its safe use, or other scientific or regulatory actions.  Any of these occurrences may harm our business, financial condition and prospects significantly.

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market MYK-461, MYK-491 or any other product candidate we may develop, which would significantly harm our business, results of operations and prospects.

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

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP and adherence to commitments made in the NDA and other marketing authorizations.

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

Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the study plan and protocols. We and our third-party contractors and CROs are required to comply with GCP regulations, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (“EEA”), and comparable foreign regulatory authorities for all products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors or CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will be delayed in completing, or may not be able to complete, the preclinical and clinical studies required to support future IND submissions and approval of our product candidates. Any of these events could lead to clinical study delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, request for voluntary recall, seizure or total or partial suspension of production.

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

The facilities used by our contract manufacturers to manufacture any of our future products must be evaluated by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the cGMP regulation for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or voluntary recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

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

Any failure to achieve or maintain sufficient market acceptance of MYK-461, MYK-491 or any of our other product candidates, if approved, could significantly harm our business, prospects, financial condition and results of operations.

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

•

the U.S. federal false claims laws, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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
•

the U. S. legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”) and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, information related to payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians  and their immediate family members;

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

In the United States, the EU, and other foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, ACA changes the way healthcare is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical and biotechnology industries. ACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic products, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. At this time, the full effect that ACA would have on our business remains unclear.

In addition, other legislative changes have been proposed and adopted in the United States since ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

As of December 31, 2016, we had 78 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have a wholly-owned Australian subsidiary through which we conduct clinical trials in Australia. Our business strategy also contemplates potential additional international operations as we seek to continue the development of MYK-461, MYK-491 and other product candidates that we have or may identify, seek regulatory approval for our product candidates, and commercialize any product candidates that are approved outside the United States. If any product candidates for which we have retained worldwide commercial rights are approved, we may hire sales representatives and conduct physician and patient group outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any medicines that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or medicines that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue; and
•	the inability to commercialize MYK-461, MYK-491 or any other product candidates that we may develop.

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

The market price of our common stock has experienced volatility since our IPO in October 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;
•	reports of adverse events in clinical trials of our product candidates or in other products for the treatment of cardiovascular diseases or clinical trials of such products;
•	inability to obtain additional funding;
•	any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
•	failure to develop successfully and commercialize our product candidates;
•	any adverse developments relating to our Collaboration Agreement with Sanofi, or any failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaborators to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions affecting our product candidates or development programs;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public or to the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

As of March 3, 2017, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 68.7% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting starting with our Annual Report on Form 10-K for the fiscal year ending December 31, 2016. However, while we remain an emerging growth company, we will not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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

	High	Low
Year Ended December 31, 2016
4th Quarter	$18.95	$12.05
3rd Quarter	$22.83	$12.38
2nd Quarter	$14.97	$10.00
1st Quarter	$15.45	$6.24
Year Ended December 31, 2015
4th Quarter	$16.76	$8.98

HOLDERS OF COMMON STOCK

As of March 3, 2017, we had 31,416,922 shares of common stock outstanding held by approximately 47 stockholders of record. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Assumed $100 investment in stock or index	Ticker	October 29, 2015	December 31, 2015	December 31, 2016
MyoKardia, Inc. (MYOK)	MYOK	$100	132	117
NASDAQ Composite (^IXIC)	IXIC	$100	99	106
NASDAQ Biotechnology (^NBI)	NBI	$100	102	80

DIVIDEND POLICY

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain all future earnings, if any, for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below is derived from our audited consolidated financial statements and may not be indicative of future operating results

	Year Ended December 31,
(In thousands, except share and per share data)	2016	2015	2014	2013

Consolidated Statement of Operations Data:
Collaboration and license revenue	$39,199	$14,199	$5,916	$—
Operating expenses:
Research and development	36,215	28,393	18,296	11,603
General and administrative	16,289	9,019	4,838	2,029
Total operating expenses	52,504	37,412	23,134	13,632
Loss from operations	(13,305)	(23,213)	(17,218)	(13,632)
Interest and other income, net	153	(47)	2	—
Change in fair value of redeemable convertible preferred stock call option liability	—	314	387	932
Net loss	(13,152)	(22,946)	(16,829)	(12,700)
Cumulative dividend relating to redeemable convertible preferred stock	—	(5,151)	(2,864)	(1,087)
Accretion of redeemable convertible preferred stock to redemption value	—	(98)	(158)	(179)
Net loss attributable to common stockholders	$(13,152)	$(28,195)	$(19,851)	$(13,966)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(4.48)	$(11.30)	$(11.98)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	27,475,792	6,292,800	1,756,900	1,165,867

	As of December 31,
	2016	2015	2014	2013

Consolidated Balance Sheet Data:
Cash and cash equivalents	$135,797	$112,265	$43,648	$1,911
Working capital	153,275	91,572	26,348	(125)
Total assets	201,306	116,580	46,889	4,703
Accumulated deficit	(77,837)	(64,685)	(36,906)	(17,247)
Total stockholders’ equity (deficit)	145,382	93,873	(36,906)	(17,247)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are currently enrolling subjects in a Phase 2 clinical trial of MYK-461, our product candidate for the treatment of HCM, and in a Phase 1 clinical trial of MYK-491, our product candidate for the treatment of DCM. Using our precision medicine development strategy, we believe we have efficiently generated clinical proof of mechanism for MYK-461 in both healthy volunteers and in HCM patients, and we intend to pursue a similar path for MYK-491. In 2016, MYK-461 was granted Orphan Drug Designation by the U.S. Food and Drug Administration, or the FDA, for the treatment of symptomatic, obstructive hypertrophic cardiomyopathy (oHCM), a subset of HCM.

Financial Overview

We have not generated net income from operations, and, as of December 31, 2016, we had an accumulated deficit of $77.8 million, primarily as a result of research and development and general and administrative expenses.

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

Through December 31, 2016, we have financed our operations through public offerings of common stock, private placements of redeemable convertible preferred stock and funds received in connection with the Collaboration Agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., entered into in August 2014. We received aggregate net proceeds of $93.9 million from the sales of shares of our Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, we completed our IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. On October 3, 2016, we completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.0 million, after deducting underwriting discounts, commissions and estimated offering costs. In connection with the Collaboration Agreement, we have received $60.0 million from Sanofi S.A., consisting of a $35 million upfront payment, and a $25.0 million payment for the submission of an IND for MYK-461 with the FDA in November 2016.  In addition, we received a $45.0 million continuation payment from Sanofi in January, 2017. As of December 31, 2016, we had an accumulated deficit of $77.8 million and capital resources consisting of cash, cash equivalents, and investments of $151.9 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months.

We have no manufacturing facilities, and all of our manufacturing activities are contracted out to a third party. Additionally, we currently utilize third-party clinical research organizations (“CROs”) to carry out our clinical development and trials. We do not yet have a sales organization.

We expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform, the development and potential commercialization of MYK-461 and MYK-491, and the discovery, development and potential commercialization of any additional product candidates we may pursue. Specifically, we expect to continue to incur substantial expenses in connection with our ongoing PIONEER-HCM Phase 2 clinical trial of MYK-461 and any additional Phase 2 and Phase 3 clinical trials that we may conduct for MYK-461, as well as our ongoing and planned clinical development activities for MYK-491. We will need substantial additional funding to support our operating activities as we advance MYK-461, MYK-491, and other potential product candidates through clinical development, seek regulatory approval and prepare for, and if approved, proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all.

The research and development expenses incurred in the development and potential commercialization of MYK-461, MYK-491 and other product candidates are (in thousands):

	Year Ended December 31,
	2016	2015	2014
MYK-461	$17,445	$15,945	$9,196
MYK-491	8,288	7,616	5,383
Other	10,482	4,832	3,717
Total research and development expenses:	$36,215	$28,393	$18,296

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

Under the Collaboration Agreement, Sanofi also agreed to provide up to $200.0 million in upfront and milestone payments, equity investments and research and development support. As of December 31, 2016, of such amount, we have received from Sanofi an initial non-refundable upfront cash payment of $35.0 million and equity investments of $10.0 million in exchange for Series A-1 redeemable convertible preferred stock, and a $25.0 million milestone-based payment.  In addition, we have received equity funding outside of the original agreement of $5.0 million in exchange for Series B redeemable convertible preferred stock and $9.0 million in exchange for shares of our common stock in our IPO. In January 2017, we also received a $45.0 million continuation payment. The total payments we were originally eligible to receive also include an obligation from Sanofi to purchase an additional $40.0 million of our capital stock if Sanofi provided notice of its intent to continue the collaboration prior to December 31, 2016. Under the Collaboration Agreement, Sanofi’s obligation to purchase the additional $40.0 million of our capital stock (which was reduced by $5.0 million for its purchase of the Series B redeemable convertible preferred stock) terminated in connection with the closing of our IPO in November 2015. Additionally, we are eligible to receive up to $45.0 million of approved in-kind research and clinical activities.

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

Change in Fair Value of Redeemable Convertible Preferred Stock Call Option Liability

We determined that our obligation to issue additional shares of our redeemable convertible preferred stock represented a freestanding financial instrument. The freestanding redeemable convertible preferred stock call option liability was initially recorded at fair value, with fair value changes recognized as increases or reductions in the consolidated statements of operations and comprehensive income (loss). We continued to adjust the liability for changes in fair value until the issuance of Series B in April 2015 upon which it was reclassified to permanent equity with no further remeasurement required. We had recorded a preferred stock call option liability, net in September 2012 related to the Series A redeemable convertible preferred stock financing, which was extinguished in July 2014 at the time of the final closing of the Series A redeemable convertible preferred stock financing. We had recorded a redeemable convertible preferred stock call option liability in August 2014 related to the Collaboration Agreement, which was extinguished in April 2015 at the time of the closing of the Series B redeemable convertible preferred stock financing.

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

License and collaboration agreements may also contain milestone payments that become due upon the achievement of certain milestones. We apply ASC 605-28, Revenue Recognition—Milestone Method. Under the milestone method, payments that are contingent upon achievement of a substantive milestone are recognized in the period in which the milestone is achieved. Substantive milestones are defined as an event that can only be achieved based on our performance, and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones subject to this guidance. Further, for the milestone to be considered substantive, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate our performance to achieve the milestone.

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

Stock-based awards granted include time-based, performance and market-based stock options. Stock-based compensation expense for performance stock options is based on the probability of achieving certain performance criteria, as defined in the individual option grant agreement. We estimate the number of performance options ultimately expected to vest and recognize stock-based compensation expense for those options expected to vest when it becomes probable that the performance criteria will be met and the options vest. As of December 31, 2016, $180,000 of stock-based compensation expense had been recorded in relation to such options to purchase shares of common stock because achievement of the applicable performance criteria had been considered probable.

We estimated the fair value of the time-based and performance-based employee stock options using the Black-Scholes option-pricing model based on the date of grant with the following assumptions:

	Year Ended December 31,
	2016	2015	2014

Risk-free interest rate	1.05%-2.10%	1.53%-1.94%	1.7%-2.0%
Expected life (in years)	5.3-6.1	5.5-6.5	6.0-6.1
Volatility	71%-73%	79%-109%	84%-94%
Dividend yield	0.0%	0%	0%

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

Following our initial public offering on October 29, 2015, the fair value of shares of our common stock underlying stock option grants is determined by our board of directors or the compensation committee thereof based on the closing price of our common stock as reported on The NASDAQ Global Select market on the date of grant.

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

The freestanding convertible preferred stock call option liability was initially recorded at fair value, with fair value changes recognized as increases or reductions to other income (expense), net in the consolidated statement of operations and comprehensive income (loss). At the time of the exercise of the call option, any remaining value of the option was recorded as a capital transaction.

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

As of December 31, 2016, our total deferred tax assets were $30.8 million.  Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses, or NOLs. Utilization of NOLs may be limited by the “ownership change” rules, as defined in Section 382 of the Code. Similar rules may apply under state tax laws. We have determined that an ownership change occurred on April 20, 2015, in connection with our Series B redeemable convertible preferred stock financing that resulted in an annual limitation, but that all NOLs generated prior to April 20, 2015, can be utilized prior to expiration if we earn sufficient taxable income.

The Company includes penalties and interest expense related to income taxes as a component of other income and expense, net.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2016

The following table summarizes our results of operations during the periods indicated (in thousands):

	Year Ended December 31,		Increase/
	2016	2015	(Decrease)

Collaboration and license revenue	$39,199	$14,199	$25,000
Operating expenses:
Research and development	36,215	28,393	7,822
General and administrative	16,289	9,019	7,270
Total operating expenses	52,504	37,412	15,092
Loss from operations	(13,305)	(23,213)	9,908
Interest and other income (expense), net	153	(47)	200
Change in fair value of redeemable convertible preferred stock call option liability	—	314	(314)
Net loss	(13,152)	(22,946)	9,794
Other comprehensive income	8	—	8
Comprehensive loss	$(13,144)	$(22,946)	$9,802

Collaboration and License Revenue

Collaboration and license revenue increased by $25.0 million during the year ended December 31, 2016, which was entirely attributable to revenue we recognized from Sanofi’s milestone payment upon our submission of an IND for MYK-491 with the FDA in November 2016.

Research and Development Expenses

Research and development expenses increased $7.8 million, or 28%, from $28.4 million for 2015 to $36.2 million for 2016. The increase in research and development expenses was primarily due to an increase of $2.1 million in payroll expenses as a result of an increase in our employee headcount, $1.9 million in drug formulation and manufacturing costs for MYK-461 Phase 2 and MYK-491 Phase 1 drug materials, $1.6 million in contract research, biology, and chemistry services, $1.3 million in toxicology study costs for MYK-461, $1.0 million in stock-based compensation costs, $0.6 million in professional fees for consulting and contract costs, offset by a $1.3 million decrease in clinical costs as we substantially completed our three MYK-461 Phase 1 trials in the first half of 2016.  For the years ended December 31, 2015 and 2016, substantially all of our research and development expenses related to our MYK-461 and MYK-491 drug development activity and other preclinical product candidates.

General and Administrative Expenses

General and administrative expenses increased $7.3 million, or 81%, from $9.0 million for 2015 to $16.3 million for 2016. The increase in general and administrative expenses was primarily due to an increase of $2.1 million in additional payroll expenses as a result of an increase in our employee headcount, $1.9 million in professional fees consisting of accounting, legal, business development, human resources, and board fees, $1.3 million in stock-based compensation, $0.7 million in marketing tools and research costs, and $0.3 million in recruiting costs.

Interest and Other Income (Expense), Net

Interest and other income was $153,000 for the year ended December 31, 2016 and related to interest earned on our outstanding cash and cash equivalent balances and short-term and long-term investments.  Interest and other expense, net, was an expense of $47,000 for the year ended December 31, 2015 primarily due to forgiveness of a loan receivable. Change in Fair Value of Redeemable

Convertible Preferred Stock Call Option Liability

The change in the fair value of the redeemable convertible preferred stock call option liability resulted in a gain of $0.3 million in 2015 and zero in 2016. The gain recorded in 2015 was primarily due to the changes in the fair value of the redeemable convertible preferred stock call option liability associated with the redeemable convertible preferred stock financings and the Collaboration Agreement.

Comparison of the Years Ended December 31, 2014 and 2015

The following table summarizes our results of operations during the periods indicated (in thousands):

	Year Ended December 31,		Increase/
	2015	2014	(Decrease)

Collaboration and license revenue	$14,199	$5,916	$8,283
Operating expenses:
Research and development	28,393	18,296	10,097
General and administrative	9,019	4,838	4,181
Total operating expenses	37,412	23,134	14,278
Loss from operations	(23,213)	(17,218)	(5,995)
Interest and other income (expense), net	(47)	2	(49)
Change in fair value of redeemable convertible preferred stock call option liability	314	387	(73)
Net loss	(22,946)	(16,829)	(6,117)
Other comprehensive income	—	—
Comprehensive loss	$(22,946)	$(16,829)	$(6,117)

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our equity securities, payments received in connection with the Collaboration Agreement, and our public offerings of common stock. During 2014, we received net proceeds of $28.9 million from the sale of Series A and Series A-1 redeemable convertible preferred stock and, in August 2014, we received an upfront payment of $35.0 million from Sanofi in connection with the entry into the Collaboration Agreement. In April 2015, we received net proceeds of $45.8 million from the sale of Series B redeemable convertible preferred stock. Pursuant to the IPO in November 2015, we received net proceeds of $55.6 million, net of underwriting discounts, commissions and offering costs.  On October 3, 2016, we completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.0 million, after deducting underwriting discounts, commissions and estimated offering costs. As of December 31, 2016, we had cash and cash equivalents of $135.8 million and short-term and long-term investments of $16.1 million.

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize MYK-461, MYK-491 or other product candidates.

We expect that our existing cash and cash equivalents will provide sufficient funds to sustain operations through at least the next 12 months based on our existing business plan. However, we expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform, the development and potential commercialization of MYK-461 and MYK-491, and the discovery, development and potential commercialization of any additional product candidates we may pursue. Specifically, we have incurred substantial expenses in connection with our Phase 1 clinical trials of MYK-461 and expect to continue to incur substantial expenses in connection with our ongoing PIONEER-HCM Phase 2 clinical trial of MYK-461 and any additional Phase 2 and Phase 3 clinical trials that we may conduct for MYK-461, as well as our ongoing and planned clinical development activities for MYK-491. Furthermore, if our planned Phase 2 and potential Phase 3 clinical trials for MYK-461 are successful, or our other product candidates, including MYK-491, enter into later stage clinical trials or more advanced discovery and development stages, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

We will continue to require additional financing to develop our product candidates and fund operations for the foreseeable future through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress and the cost of our ongoing and planned clinical trials of MYK-461 and MYK-491;
•	our ability to receive additional payments from Sanofi pursuant to the Collaboration Agreement and timing thereof;
•	the number of product candidates that we intend to develop using our precision medicine platform;
•	the costs of research and preclinical studies to support the advancement of other product candidates into clinical development;
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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2016	2015	2014

Net cash (used in) provided by:
Operating activities	$(20,856)	$(32,100)	$13,658
Investing activities	(17,113)	(1,252)	(976)
Financing activities	61,501	101,969	29,055
Net increase in cash and cash equivalents	$23,532	$68,617	$41,737

Cash Used in Operating Activities

Net cash used in operating activities was $20.9 million for the year ended December 31, 2016 as compared to net cash used in operating activities for the year ended December 31, 2015 of $32.1 million.  Cash used in operating activities in 2016 was primarily due to the use of funds in our operations that resulted in a net loss of $13.2 million, as well as changes in other operating assets and liabilities, including an increase of receivables from our collaboration partner of $45.0 million in conjunction with the continuation payment due from Sanofi as part of the Collaboration Agreement, an increase in deferred revenue of $30.8 million that included the continuation payment offset by the recognition of $14.2 million in revenue associated with the upfront cash payment received in August 2014 from Sanofi, offset by an increase to accounts payable and accrued liabilities of $2.8 million, non-cash stock-based compensation of $2.8 million, and depreciation of $1.1 million.  Cash used in operating activities in 2015 was primarily due to the use of funds in our operations that resulted in a net loss of $22.9 million, as well as changes in other operating assets and liabilities, including a decrease of $14.2 million in deferred revenue associated with the upfront cash payment received in August 2014 in connection with the Collaboration Agreement, offset by an increase in accounts payable and accrued liabilities of $4.2 million, depreciation of $1.0 million, and non-cash stock-based compensation of $0.5 million.

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

Cash Used in Investing Activities

Net cash used in investing activities was $17.1 million for the year ended December 31, 2016 as compared to net cash used in investing activities for the year ended December 31, 2015 of $1.3 million.  Net cash used in investing activities in 2016 consisted of purchases of short-term and long-term investments of $16.1 million and purchases of lab and office equipment of $1.1 million.  Net cash used in investing activities in 2015 consisted of purchases of leasehold improvements, and lab and office equipment of $1.4 million.

Net cash used in investing activities was $1.0 million for the year ended December 31, 2014 and consisted of purchases of lab and office equipment of $0.7 million as well as a decrease in restricted cash of $0.3 million

Cash Provided by Financing Activities

Cash provided by financing activities was $61.5 million for the year ended December 31, 2016, compared to $102.0 million in the year ended December 31, 2015. Cash provided by financing activities in the year ended December 31, 2016 consisted primarily of net proceeds of $61.1 million received from the public offering of our common stock in October, 2016. Cash provided by financing activities in the year ended December 31, 2015 consisted of net proceeds of $55.8 million received during the year from our initial public offering of common stock. We accrued $0.2 million in offering costs as of December 31, 2015 which resulted in a decrease in the net proceeds once paid in 2016. In addition, cash provided by financing activities during 2015 consisted of $45.8 million in net proceeds from the issuance of Series B redeemable convertible preferred stock.

Cash provided by financing activities was $29.1 million in the year ended December 31, 2014 consisting primarily of net proceeds from the issuance of Series A and Series A-1 redeemable convertible preferred stock.

Contractual Obligations and Commitments

As of December 31, 2016, we have lease obligations consisting of an operating lease for our operating facility for approximately 34,400 square feet, which we executed in September 2014. The term of the lease commenced in January 2015 and expires in January 2020.

The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
Lease obligations, net	$1,869	$3,202	$80	$—	$5,151

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

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2016, we had cash and cash equivalents of $135.8 million, consisting of interest-bearing money market accounts, which would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities of our cash and cash equivalents and the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.

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

Our consolidated financial statements and supplementary data and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report on Form 10-K on pages F-1 through F-28.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial and accounting officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2016, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

ITEM 16.	FORM 10-K SUMMARY

None.

MYOKARDIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MyoKardia, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of MyoKardia, Inc. and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 13, 2017

MYOKARDIA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$135,797	$112,265
Short-term investments	4,072	—
Receivable from collaboration partner	45,000	—
Prepaid expenses and other current assets	1,394	1,282
Total current assets	186,263	113,547
Property and equipment, net	2,758	2,744
Long-term investments	12,002	—
Other long term assets	283	289
Total assets	$201,306	$116,580
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,798	$2,143
Accrued liabilities	8,690	5,633
Deferred revenue - current	22,500	14,199
Total current liabilities	32,988	21,975
Other long-term liabilities	436	732
Deferred revenue—noncurrent	22,500	—
Total liabilities	55,924	22,707
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 and 150,000,000 shares authorized at December 31, 2016 and 2015, respectively; 31,428,998 and 27,053,156 shares, issued and outstanding at December 31, 2016 and 2015, respectively	3	3
Additional paid-in capital	223,208	158,555
Accumulated other comprehensive income	8	—
Accumulated deficit	(77,837)	(64,685)
Total stockholders’ equity	145,382	93,873
Total liabilities and stockholders’ equity	$201,306	$116,580

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014

Collaboration and license revenue	$39,199	$14,199	$5,916
Operating expenses:
Research and development	36,215	28,393	18,296
General and administrative	16,289	9,019	4,838
Total operating expenses	52,504	37,412	23,134
Loss from operations	(13,305)	(23,213)	(17,218)
Interest and other income, net	153	(47)	2
Change in fair value of redeemable convertible preferred stock call option liability	—	314	387
Net loss	(13,152)	(22,946)	(16,829)
Other comprehensive income	8	—	—
Comprehensive loss	(13,144)	(22,946)	(16,829)
Cumulative dividend relating to redeemable convertible preferred stock	—	(5,151)	(2,864)
Accretion of redeemable convertible preferred stock to redemption value	—	(98)	(158)
Net loss attributable to common stockholders	$(13,152)	$(28,195)	$(19,851)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(4.48)	$(11.30)
Weighted average number of shares used to compute net loss per share attributable to common stockholders, basic and diluted	27,475,792	6,292,800	1,756,900

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock								Additional	Accumulated other		Total
	Series A		Series A-1		Series B		Common Stock		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income/ (loss)	Deficit	Equity/(Deficit)
BALANCE—December 31, 2013	19,250,000	19,388	—	—	—	—	3,178,081	—	—		(17,247)	(17,247)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $7 and tranche liability of $288	19,000,000	19,282	—	—	—	—	—	—	—		—	—
Issuance of Series A-1 redeemable convertible preferred stock, net of issuance costs of $104	—	—	6,666,667	9,896	—	—	—	—	—		—	—
Issuance of common stock for stock option exercises	—	—	—	—	—	—	480,723	—	4		—	4
Repurchase of early exercised stock options					—	—	(24,370)	—	(8)		—	(8)
Vesting of early exercised stock options and restricted stock	—	—	—	—	—	—	—	—	104		—	104
Share-based compensation	—	—	—	—	—	—	—	—	92		—	92
Dividends on redeemable convertible preferred stock	—	2,537	—	327	—	—	—	—	(192)		(2,672)	(2,864)
Accretion of redeemable convertible preferred stock to redemption value	—	152	—	6	—	—	—	—	—		(158)	(158)
Net loss	—	—	—	—	—	—	—	—	—		(16,829)	(16,829)
BALANCE—December 31, 2014	38,250,000	41,359	6,666,667	10,229	—	—	3,634,434	—	—	—	(36,906)	(36,906)
Issuance of Common Stock during initial public offering (IPO), net of issuance costs of $6,903	—	—	—	—	—	—	6,253,125	1	55,626	—	—	55,627
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $163	—	—	—	—	17,068,646	45,837	—	—	—	—	—	—
Issuance of common stock for stock option exercises	—	—	—	—	—	—	352,978	—	—	—	—	—
Vesting of early exercised stock options and restricted stock	—	—	—	—	—	—	—	—	177	—	—	177
Repurchase of early exercised stock options	—	—	—	—	—	—	(54,128)	—	(19)	—	—	(19)
Share-based compensation	—	—	—	—	—	—	—	—	516	—	—	516
Dividends on redeemable convertible preferred stock	—	2,541	—	663	—	1,947	—	—	(416)	—	(4,735)	(5,151)
Accretion of redeemable convertible preferred stock to redemption value	—	73	—	12	—	12	—	—	—	—	(98)	(98)
Conversion of Series A redeemable convertible preferred stock into common stock during IPO	(38,250,000)	(43,973)	—	—	—	—	10,408,162	1	43,972	—	—	43,973
Conversion of Series A-1 redeemable convertible preferred stock into common stock during IPO	—	—	(6,666,667)	(10,904)	—	—	1,814,059	—	10,904	—	—	10,904
Conversion of Series B redeemable convertible preferred stock into common stock during IPO	—	—	—	—	(17,068,646)	(47,796)	4,644,526	1	47,795	—	—	47,796
Net loss	—	—	—	—	—	—	—	—	—	—	(22,946)	(22,946)
BALANCE—December 31, 2015	—	$—	—	$—	—	$—	27,053,156	$3	$158,555	$—	$(64,685)	$93,873
Issuance of common stock in connection with the 2016 follow-on offering, net of issuance costs of $4,441	—	—	—	—	—	—	4,370,000	—	61,110	—	—	61,110
Issuance of common stock for stock option exercises	—	—	—	—	—	—	18,913	—	13	—	—	13
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	52,913	—	493	—	—	493
Repurchase of early exercised stock options	—	—	—	—	—	—	(65,984)	—	(48)	—	—	(48)
Vesting of early exercised stock options and restricted stock	—	—	—	—	—	—	—	—	272	—	—	272
Share-based compensation	—	—	—	—	—	—	—	—	2,813	—	—	2,813
Unrealized gains/(losses), net of tax benefits	—	—	—	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	—	—	—	(13,152)	(13,152)
BALANCE—December 31, 2016	—	$—	—	$—	—	$—	31,428,998	$3	$223,208	$8	$(77,837)	$145,382

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities
Net loss	$(13,152)	$(22,946)	$(16,829)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,813	516	92
Depreciation	1,111	965	712
Gain on disposal of equipment	—	(4)	—
Redeemable convertible preferred stock call option liability, net issued in connection with license and collaboration agreement	—	—	686
Change in fair value of redeemable convertible preferred stock call option liability, net	—	(314)	(387)
Changes in operating assets and liabilities:
Receivable from collaboration partner	(45,000)	—	—
Prepaid expenses and other current assets	(112)	(852)	(198)
Other long term assets	(24)	39	—
Accounts payable	(434)	1,301	(340)
Accrued liabilities	3,250	2,940	1,540
Other long term liabilities	(109)	454	(16)
Deferred revenue	30,801	(14,199)	28,398
Net cash (used in) provided by operating activities	(20,856)	(32,100)	13,658
Cash flow from investing activities
Purchases of investments	(16,060)	—	—
Purchases of property and equipment	(1,083)	(1,446)	(716)
Proceeds from sale of equipment	—	134	—
Decrease (increase) in restricted cash	30	60	(260)
Net cash used in investing activities	(17,113)	(1,252)	(976)
Cash flow from financing activities
Proceeds from issuance of common stock during IPO, net of issuance costs	(153)	55,780	—
Proceeds from issuance of Series A preferred stock, net of issuance costs	—	—	18,994
Proceeds from issuance of Series A-1 preferred stock, net of issuance costs	—	—	9,896
Proceeds from issuance of Series B preferred stock, net of issuance costs	—	45,837	—
Issuance of common stock in connection with the 2016 follow-on offering, net of issuance costs	61,148	—	—
Proceeds from exercise of stock options and employee stock purchase plan	506	352	165
Net cash provided by financing activities	61,501	101,969	29,055
Net increase in cash and cash equivalents	23,532	68,617	41,737
Cash and cash equivalents at beginning of period	112,265	43,648	1,911
Cash and cash equivalents at end of period	$135,797	$112,265	$43,648
Non-cash investing and financing activities:
Unpaid financing-related costs included in period-end accounts payable	$38	$—	$—
Unpaid financing-related costs included in period-end accrued liabilities	$—	$153	$—
Vesting of early exercised options and restricted stock	$272	$177	$104
Unpaid portion of property and equipment purchases included in period-end accounts payable	$97	$47	$91
Unpaid portion of property and equipment purchases included in period-end accrued liabilities	$6	$14	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$98	$158
Accretion of dividends on redeemable convertible preferred stock	$—	$5,151	$2,864

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Notes to Consolidated Financial Statements

1. Organization

MyoKardia, Inc. (the “Company”) is a clinical stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. The Company’s initial focus is on the treatment of heritable cardiomyopathies, a group of rare, genetically-driven forms of heart failure that result from biomechanical defects in cardiac muscle contraction. The Company has used its precision medicine platform to generate an internal pipeline of four therapeutic programs for the chronic treatment of the two most common forms of heritable cardiomyopathy—hypertrophic cardiomyopathy, or HCM, and dilated cardiomyopathy, or DCM. The Company is currently enrolling subjects in a Phase 2 clinical trial of MYK-461, our product candidate for the treatment of HCM, and in a Phase 1 clinical trial of MYK-491, our product candidate for the treatment of DCM. In 2016, MYK-461 was granted Orphan Drug Designation by the U.S. Food and Drug Administration, or the FDA, for the treatment of symptomatic, obstructive hypertrophic cardiomyopathy (oHCM), a subset of HCM.The Company intends to expand its approach to deliver treatments with disease-modifying potential for patients with other forms of genetically-driven heart failure. The Company was incorporated on June 8, 2012 in Delaware and its corporate headquarters and operations are located in South San Francisco, California.

Through December 31, 2016, the Company has financed its operations through an initial public offering, private placements of redeemable convertible preferred stock, payments received under the Collaboration Agreement, and a follow-on public offering. In April 2015, the Company had received net proceeds of $45.8 million from the sale of shares of its Series B redeemable convertible preferred stock. On October 29, 2015, the Company had completed its IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. In October 2016, the Company completed a follow-on public offering and received net proceeds of $61.1 million from the sale of its common stock at an offering price of $15.00 per share. As of December 31, 2016, the Company had capital resources consisting of cash, cash equivalents, and investments of $151.9 million.

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

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

financial information on an aggregate basis for purposes of allocating and evaluating financial performance. All revenues have been earned in the United States of America, and all long-lived assets are maintained in the United States of America.

Cash and cash equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase. At December 31, 2016 and 2015, the Company’s cash and cash equivalents were comprised of funds held in checking accounts and interest bearing money market accounts.

Restricted Cash

Restricted cash at December 31, 2016 and 2015, comprises cash balances primarily held as security in connection with the Company’s facility lease agreement and are included in other long term assets on the consolidated balance sheets.

Short-term and Long-term Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Generally, those investments with contractual maturities greater than 12 months are considered long-term investments.  Unrealized gains and losses, deemed temporary in nature, are reported as a component of accumulated other comprehensive income (loss), net of tax.

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities, including short-term and long-term investments, and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). The carrying amount of the Company’s financial instruments, including note receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities. The redeemable convertible preferred stock call option liability was carried at fair value until the Series B issuance in April 2015. At that time, the redeemable convertible preferred stock call option liability was reclassified to permanent equity with no further fair value measurement required.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and investments. All of the Company’s cash and cash equivalents are held at financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company invests in a variety of financial instruments, such as, but not limited to, corporate debt and United States Treasury and Government agency securities, and by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material credit losses on its investments.

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

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations and comprehensive income (loss).

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment charge would be recorded when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2016, there have been no such impairment charges.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the IPO and follow-on public offering were capitalized. The deferred offering costs were offset against the proceeds received upon the closing of the IPO. There was $2.5 million of deferred offering costs capitalized during 2015 and upon the completion of the IPO, these deferred offering costs were offset against the $58.2 million of proceeds received, net of underwriting discounts and commissions. There was $0.5 million of deferred offering costs capitalized during 2016 and upon the completion of the follow-on public offering, were offset against the $61.6 million of proceeds received, net of underwriting discounts and commissions. As of December 31, 2016 and 2015, there were no deferred offering costs capitalized in other long term assets on the consolidated balance sheets.

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

Redeemable Convertible Preferred Stock Call Option

The Company determined that the Company’s obligation to issue additional shares of the Company’s redeemable convertible preferred stock represented a freestanding financial instrument. The freestanding redeemable convertible preferred stock call option liability was initially recorded at fair value, with fair value changes recognized as increases or reductions in the consolidated statements of operations and comprehensive income (loss). The Company adjusted the liability for changes in fair value until the Series B issuance in April 2015. At that time, the redeemable convertible preferred stock call option liability was reclassified to permanent equity with no further fair value measurement required. The Company had recorded a redeemable convertible preferred stock call option liability, net in September 2012 related to the Series A redeemable convertible preferred stock financing, which was extinguished in July 2014 at the time of the final closing of the Series A redeemable convertible preferred stock. Additionally, the Company had recorded a redeemable convertible preferred stock call option liability in August 2014 related to the Collaboration Agreement, from which the call option expired in April 2015 at the time of the closing of the Company’s Series B redeemable convertible preferred stock financing.

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

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

License and collaboration agreements may also contain milestone payments that become due upon the achievement of certain milestones. The Company applies ASC 605-28, Revenue Recognition—Milestone Method. Under the milestone method, payments that are contingent upon achievement of a substantive milestone are recognized in the period in which the milestone is achieved. Substantive milestones are defined as an event that can only be achieved based on the Company’s performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones subject to this guidance. Further, for the milestone to be considered substantive, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with the Company’s performance to achieve the milestone.

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

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees in accordance with ASC 718, Stock Compensation. Stock-based awards granted include stock options with time-based vesting, performance-based stock options and market-based stock options. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments. The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by its common stock price as well as other variables including, but not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.

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

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

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

The Company includes penalties and interest expense related to income taxes as a component of interest and other income, net.

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. The Company had unrealized income from its available-for-sale securities during the year ended December 31, 2016, which qualified as other comprehensive income and, therefore, have been reflected in the consolidated statement of operations and comprehensive income (loss).

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

In November 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-18 (Topic 230), Restricted Cash, Statement of Cash Flows. This ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 (Topic 230), Statement of Cash Flows– Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU addresses eight specific cash flow issues and provides specific guidance with the objective of reducing the current and potential future diversity in practice. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has not determined the potential effects of this standard on its consolidated financial statements.

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

In March 2016, the FASB issued ASU 2016-09 (Topic 718), Compensation - Stock Compensation, which simplifies the accounting for employee share-based transactions. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company will adopt ASU 2016-09 in the first quarter of 2017. The Company is expecting the adoption of the ASU to have an immaterial impact on the financial statement due to the valuation allowances against deferred tax assets.

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. This ASU requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has not determined the potential effects of this ASU on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company in its first quarter of 2016. The adoption of ASU 2014-12 did not have a material impact on the Company’s consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March, April, and May 2016, the FASB issued amended guidance including clarifying guidance on principal versus agent considerations, identification of performance obligations, collectability and noncash considerations. ASU 2014-09 and its amendments are effective for public entities for annual and interim periods beginning after December 15, 2017, with early adoption for fiscal 2017 permitted. The Company plans to adopt the new revenue standards in the first quarter of 2018. Since its formation, the Company has only had transactions which are recognized in revenue which relate to its Collaboration Agreement with Sanofi S.A. The Company is evaluating whether or not the identification of performance obligations and determination of their stand-alone values would remain unchanged under the new revenue standards. The Company is still assessing the impact of the adoption of the new revenue standards on its consolidated financial statements. As the Company completes its evaluation of this new standard, new information may arise that could change the Company’s current understanding of the impact to revenue recognition.  Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust the Company’s assessment and implementation plans accordingly.

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

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs other than quoted market prices included in Level 1 are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$136,481	$136,481	$—	$—
U.S. government agency obligations	$12,075	$—	$12,075	$—
Corporate securities	$3,999	$—	$3,999	$—
	$152,555	$136,481	$16,074	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$111,533	$111,533	$—	$—

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands) of the Company’s marketable securities by contractual maturities:

	Fair Value Measurements at December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$136,481	$—	$—	$136,481
Short-term investments (due within one year)	4,072	—	—	4,072
Long-term investments (due between one and two years)	11,988	14	—	12,002
	$152,541	$14	$—	$152,555

As of December 31, 2016, and 2015, the balance of the redeemable convertible preferred stock call option liability, net was zero.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2016 and 2015.

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows (in thousands):

Convertible preferred stock call option liability, net
Balance at December 31, 2014	314
Change in fair value recorded in statement of operations and comprehensive income (loss)	(314)
Balance at December 31, 2015	$—
Change in fair value recorded in statement of operations and comprehensive income (loss)	$—
Balance at December 31, 2016	$—

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

The Company accounted for the Collaboration Agreement by evaluating each of the financial components discussed above:

1.

$35.0 million upfront payment. The Company received a non-refundable upfront payment and identified the following performance obligations at the inception of the Collaboration Agreement: (i) the transfer of intellectual property rights and know-how (license), (ii) the obligation to provide certain limited research and development services during the term of the license agreement and (iii) the obligation to participate on the development and commercialization committees. The Company applied the guidance under ASC 605-25, Multiple Element Arrangements, to account for this upfront payment. The Company evaluated the underlying goods and services delivered under the Collaboration Agreement and concluded

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

that the performance obligations do not have standalone value, and accordingly accounted for the deliverables as one unit of accounting. The $35.0 million payment was recorded by the Company as deferred revenue on its consolidated balance sheet upon receipt, which the Company was recognizing as revenue on a straight-line basis over the expected term of research and development services through December 31, 2016 because there was not a more discernible pattern of performance in which the research and development services occurred. During the years ended December 31, 2016 and 2015, the Company recognized $14.2 million and $14.2 million of revenue under the Collaboration Agreement, respectively. As of December 31, 2016 and 2015, the Company had deferred revenue on its consolidated balance sheet of zero and $14.2 million, respectively, related to this upfront payment.

2.

$10.0 million upfront investment in Series A-1 redeemable convertible preferred stock. In August, 2014 the Company entered into a Series A-1 redeemable convertible preferred stock purchase agreement with Sanofi. The Agreement was signed as a separate transaction from the Collaboration Agreement. Pursuant to the stock purchase agreement, the Company sold 6,666,667 shares of Series A-1 redeemable convertible preferred stock to Sanofi at $1.50 per share. The Company concluded that the $1.50 per share price represented the fair value of the redeemable convertible preferred stock issued. As of December 31, 2016, Sanofi owned 11.7% of the Company’s common stock.

3.

$25.0 million milestone-based payment. The Company was eligible to receive a one-time, non-refundable, non-creditable payment of $25.0 million upon the submission of an investigational new drug application for any DCM-1 development candidate to the FDA or a comparable regulatory authority in Europe or another major market country for any DCM-1 product. The Company accounted for this milestone payment separately from the rest of the agreement. The Company has determined that the milestone was substantive as it was achieved based upon the Company’s past performance. The Company achieved this milestone in October 2016 and as a result, recognized the $25.0 million milestone payment from Sanofi as revenue during the year ended December 31, 2016.

4.

Up to $85.0 million continuation payments. Under the Collaboration Agreement, Sanofi needed to determine by December 31, 2016 whether or not to continue the Collaboration Agreement. Sanofi agreed that if it so elected to continue the Collaboration Agreement, and agreed that it would pay:

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

Sanofi elected to continue the Collaboration Agreement in December, 2016.  The Company recorded a receivable and deferred revenue as of December 31, 2016 for the $45.0 million continuation payment, upon receipt of the election to continue, which the Company is recognizing on a straight-line basis over the expected term of research and development services through December 31, 2018 because there is no more discernable pattern of performance for which the R&D services occur. The payment was subsequently received in January 2017.

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

The Company has determined that Sanofi’s right to purchase the redeemable convertible preferred stock at the discounted price, and the Company’s corresponding obligation to issue this additional redeemable convertible preferred stock, represents a freestanding financial instrument. The freestanding convertible preferred stock call option liability was initially recorded at its fair value of $0.7 million in 2014. The Company recorded a decrease in the fair value of this liability of zero and $0.3 million in the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2016 and 2015, respectively.

5.

Up to $45.0 million in-kind research and collaboration activities. Sanofi can fund up to $45.0 million of pre-approved funding of research and collaboration activities. Since Sanofi will pay its vendors and personnel directly as per the Collaboration Agreement, the Company will not receive cash from Sanofi and therefore will not account for the funding of the in-kind services.

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

5. Balance Sheet Components

Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2016	2015

Scientific equipment	$4,858	$3,995
Furniture and equipment	546	301
Capitalized software	237	225
Leasehold improvements	308	303
Total	5,949	4,824
Less: Accumulated depreciation	(3,191)	(2,080)
Property and equipment, net	$2,758	$2,744

Depreciation expense was $1.1 million, $1.0 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014 respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2016	2015

Payroll and related	$3,717	$2,515
Clinical research and development	3,981	2,145
Other	992	973
Total accrued liabilities	$8,690	$5,633

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

Facility Leases

On June 29, 2012, the Company entered into a 66-month lease for approximately 12,000 square feet of office and laboratory space in South San Francisco with annual payments of approximately $0.5 million. In connection with this lease agreement, the Company also entered into a shared facilities and services agreement with Global Blood Therapeutics, Inc. (“GBT”), a co-tenant in the office building (See Note 10). In October 2014, the Company entered into a lease assignment agreement with the owner of the building and GBT to allow GBT to sublease the Company’s portion of the building beginning in March 2015. For the year ended December 31, 2016, the Company recorded approximately $0.4 million of sublease income and $0.4 million of sublease expense, which is recorded in interest and other income, net in the consolidated statements of operations and comprehensive income (loss).

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

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company has provided deposits for letters of credit totaling $0.3 million to secure its obligations under its leases, which have been classified as long-term assets on the Company’s consolidated balance sheet as of December 31, 2016.

At December 31, 2016, future minimum commitments under non-cancelable operating leases were as follows (in thousands):

Year ending December 31:	Operating Leases	Less Sublease Income	Net Commitment
2017	1,869	(409)	1,460
2018	1,648	(140)	1,508
2019	1,554	—	1,554
2020	80	—	80
Total	$5,151	$(549)	$4,602

Rent expense, net was $1.3 million, $1.4 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of December 31, 2016 and 2015.

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

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

7. Stockholders’ Deficit

Common Stock Reserved for Issuance

The Company has reserved shares of common stock, on an as-if-converted basis, for issuance as follows:

	As of December 31,
	2016	2015

Options issued and outstanding	2,141,868	1,318,647
Shares available for issuance under 2015 Stock Option and Incentive Plan	720,921	1,497,071
Shares available for issuance under 2015 Employee Stock Purchase Plan	202,087	255,000
Total	3,064,876	3,070,718

Preferred stock

As amended in November 2015, the Company's Certificate of Incorporation authorizes 5,000,000 shares of preferred stock at a par value of $0.0001 per share. As of December 31, 2016 and 2015, no preferred stock was issued or outstanding.

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

As of December 31, 2016 and 2015, there was no outstanding redeemable convertible preferred stock.

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

Series A Redeemable Convertible Preferred Stock Call Option Liability

On September 11, 2012, the Company sold a redeemable convertible preferred stock call option right to investors to participate in future tranches of Series A redeemable convertible preferred stock financing. As of December 31, 2012, the Company recorded an initial call option liability of $0.5 million and remeasured the call option liability immediately prior to each exercise as well as at each balance sheet date. The call option right was exercised in subsequent closings of financing from November 2012 through July 2014. During 2013, the Company remeasured the call option liability immediately before exercise and recorded $0.9 million in other income (expense) in the consolidated statements of operations and comprehensive income (loss) and reclassified the fair value of $0.2 million into preferred stock upon issuance of the Series A redeemable convertible preferred stock. In 2014, the Company remeasured the redeemable convertible preferred stock call option liability at the end of each quarter and immediately before exercise. For the year ended December 31, 2014, the Company recorded $15,000 in other income (expense) in the consolidated statement of operations and comprehensive income (loss), respectively, and reclassified the fair value of $0.3 million into preferred stock upon issuance of the Series A redeemable convertible preferred stock. As of December 31, 2014, all closings of the Series A redeemable convertible preferred stock had been completed, and the Series A redeemable convertible preferred stock call option liability balance was zero.

Series A-1 Redeemable Convertible Preferred Stock Call Option Liability

The Company recorded an initial redeemable convertible preferred stock call option liability of $0.7 million in August 2014 upon entering into the Collaboration Agreement. The Company remeasured the redeemable convertible preferred stock call option liability to $0.3 million at December 31, 2014 and recorded the change in fair value of $0.4 million in other income (expense) in the consolidated statements of operations and comprehensive income (loss). The Company remeasured the redeemable convertible preferred stock call option liability at December 31, 2015 and recorded the change in fair value of $0.3 million in other income (expense) in the consolidated statements of operations and comprehensive income (loss) reducing the balance to zero as of December 31, 2015. The Company’s obligation to issue $40.0 million additional shares of the Company’s redeemable convertible preferred stock to Sanofi at a discounted price expired upon the closing of the Series B redeemable convertible preferred stock financing in April 2015.

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

In October 2015, the Company’s Board of Directors and stockholders adopted the 2015 Stock Option and Incentive Plan (the “2015 Plan”) and the 2015 Employee Stock Purchase Plan. Under the 2015 Plan, 1,650,000 shares of common stock were initially reserved for issuance, as of the pricing of the Company’s initial public offering. The number of shares initially reserved for issuance under the 2015 Plan will be increased by (i) the number of shares represented by awards outstanding under the Company’s 2012 Equity Incentive Plan that are forfeited or lapse unexercised and which following the pricing date are not issued under the 2012 Plan, and (ii) an annual increase on January 1 of each year beginning on January 1, 2017. On January 1, 2017, the Company reserved an additional 1,257,160 shares of common stock for issuance under the plan.

In October 2015, the Company adopted the 2015 Employee Stock Purchase Plan, or ESPP, which provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions, based on a six -month look-back period, at a price equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of the relevant offering period, provided that no more than 2,500 shares of common stock may be purchased by any one employee during each offering period. The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. The ESPP may be terminated by the Company’s board of directors at any time. A total of 255,000 shares of common stock were initially reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year beginning on January 1, 2017. On January 1, 2017, the Company reserved an additional 314,289 shares of common stock for issuance under the ESPP.

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

The following summarizes option activity under the 2012 Plan and 2015 Plan:

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2014	312,911	554,669	$0.43	9.2	$109
Options authorized	2,595,138	—	—
Options retired	(348,150)	—	—
Options granted	(1,124,406)	1,124,406	$2.80
Options exercised	—	(352,978)	$1.00
Options repurchased	54,128	—	$0.36
Options canceled	7,450	(7,450)	$0.72
Balance at December 31, 2015	1,497,071	1,318,647	$2.29	9.0	$16,305
Options granted	(1,069,534)	1,069,534	$11.57
Options exercised	—	(18,913)	$0.71
Options repurchased	65,984	—	$0.74
Options canceled	227,400	(227,400)	$7.16
Balance at December 31, 2016	720,921	2,141,868	$6.42	8.4	$14,963
Options outstanding and exercisable as of December 31, 2016		623,901	$3.28	7.5	$6,058
Options vested and expected to vest as of December 31, 2016		1,898,243	$6.61	8.4	$12,886

The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the estimated fair value of common stock. The aggregate intrinsic value of options exercised was $337,000, $417,000 and $46,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was $2.1 million, $186,000 and $82,000, respectively.

The following table summarizes information with respect to stock options outstanding and currently exercisable as of December 31, 2016:

	Options Outstanding		Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Number Exercisable	Weighted Average Exercise Price Per Share
$0.18 - $0.62	374,597	6.7	276,598	$0.29
$1.51 - $1.51	654,861	8.2	172,886	1.51
$4.04 - $9.08	450,121	8.6	94,969	8.17
$10.00 - $15.73	443,789	9.3	79,448	11.67
$15.95 - $21.31	218,500	9.9	—	—
	2,141,868	8.4	623,901	$3.28

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation

Stock-based compensation expense, net of estimated forfeitures, is reflected in the statements of operations and comprehensive income (loss) as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Research and development	$1,252	$206	$38
General and administrative	1,561	310	54
Total stock-based compensation	$2,813	$516	$92

As of December 31, 2016, total unamortized stock-based compensation was $7.5 million relating to stock options, which is expected to be recognized over the average remaining vesting period of 2.7 years. As of December 31, 2015, total unamortized stock-based compensation was $3.3 million, which was expected to be recognized over the average remaining vesting period of 3.3 years. As of December 31, 2014, total unamortized stock-based compensation was $0.4 million, which was expected to be recognized over the remaining vesting period of 3.0 years.

In relation to stock options to purchase common stock that vest upon the achievement of performance criteria, $180,000 of stock-based compensation expense had been recorded as of December 31, 2016, because the Company concluded that the achievement of the applicable performance criteria had been considered probable. As of December 31, 2015, no stock-based compensation expense had been recorded, because the Company concluded that the achievement of the applicable performance criteria had not been considered probable.

The weighted‑average grant date fair value of options granted under the Company’s stock plans in the years ended December 31, 2016, 2015 and 2014 was $7.59, $4.00 and $0.33 per share, respectively. The following table illustrates the assumptions for the Black-Scholes option-pricing model used in determining the fair value of time-based and performance-based options granted to employees:

	Year Ended December 31,
	2016	2015	2014

Risk-free interest rate	1.05%-2.10%	1.53%-1.94%	1.7%–2.0%
Expected life (in years)	5.3-6.1	5.5-6.5	6.0–6.1
Volatility	71%-73%	79%-109%	84%–94%
Dividend yield	0%	0%	0%

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

Liability for Early Exercise of Stock Options

As of December 31, 2016 and 2015, there were 409,839 and 948,092, respectively, of unvested common shares outstanding that were issued upon the early exercise of stock options prior to the vesting of the underlying shares and subject to repurchase by the Company at the original issuance price upon termination of the stockholders’ services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option after one year of service to the Company and 1/48 of the shares underlying the original grant per month for 36 months thereafter. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the consolidated balance sheets and will be reclassified to common stock and additional paid-in capital as the shares vest. As of December 31, 2016 and 2015, the Company recorded $253,000 and $526,000, respectively, within accrued liabilities and other long-term liabilities associated with shares issued subject to repurchase rights.

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014

Numerator
Net loss	$(13,152)	$(22,946)	$(16,829)
Cumulative dividends on redeemable convertible preferred stock	—	(5,151)	(2,864)
Accretion of redeemable convertible preferred stock to redemption value	—	(98)	(158)
Net loss attributable to common stockholders, basic and diluted	$(13,152)	$(28,195)	$(19,851)
Denominator
Weighted average shares outstanding	28,104,991	7,594,115	3,394,727
Less: weighted average shares subject to repurchase	(629,199)	(1,301,315)	(1,637,827)
Weighted average shares used to compute basic and diluted net loss per share	27,475,792	6,292,800	1,756,900
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.48)	$(4.48)	$(11.30)

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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of December 31,
	2016	2015

Common stock subject to repurchase	409,839	990,609
Stock options to purchase common stock	2,141,868	1,318,647

10. Related Party Transactions

In September 2012, the Company began receiving consulting and management services pursuant to an unwritten agreement with Third Rock Ventures, which owned 85% of the Company’s redeemable convertible preferred stock outstanding at December 31, 2014. Charles Homcy and Kevin Starr, both directors of the Company, are general partner and partner, respectively, of Third Rock Ventures. The consulting fees paid to Third Rock Ventures were incurred by the Company in the ordinary course of business, and were $43,000 and $89,000 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company had outstanding obligations to Third Rock Ventures of $9,000 and $13,000, respectively.

Effective July 29, 2013, the Company entered into a shared facilities and services agreement with GBT, a company that was majority-owned by Third Rock Ventures as of such date. In connection with that agreement, the Company reimbursed GBT for shared facilities and equipment of the Company’s former corporate headquarters location. During the years ended December 31, 2016 and 2015, the Company reimbursed expenses and equipment of zero and $41,000, respectively, to GBT. As of December 31, 2016 and 2015, the Company had an outstanding liability to GBT of zero and zero, respectively. In October 2014, the Company entered into a lease assignment agreement with the owner of the former headquarters building and GBT to allow GBT to sublease the Company’s portion of the office after the Company relocated to its new corporate headquarters.

11. Employee Benefit Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation.

12. Income Taxes

For the years ended December 31, 2016 and 2015, the effective income tax rate and tax provision was zero, primarily attributable to losses generated which are not more likely than not to be realized.

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2016	2015
Federal statutory income tax rate	34.00%	34.00%
State taxes (tax effected)	7.87%	7.19%
Non-deductible expenses and other	(10.19)%	—%
Research and development credits	14.07%	2.98%
Change in valuation allowance	(45.75)%	(44.17)%
Total	—	—

As of December 31, 2016, and 2015, the components of the Company’s deferred tax assets are as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$23,937	$14,830
Deferred Revenue	—	5,656
Start-up costs	2,093	2,260
Research and development credits carryforwards	4,450	2,157
Depreciation	(527)	(565)
Other	865	437
Total deferred tax assets	30,818	24,775
Less valuation allowance	(30,818)	(24,775)
Net deferred tax assets	$—	$—

The Company’s primary deferred tax asset of $23.9 million at December 31, 2016 and $14.8 million at December 31, 2015 relates to its net operating loss carryforwards. Based on a history of cumulative losses in recent periods and consideration of other available positive and negative evidence, the Company has recorded a valuation allowance to offset the net deferred tax assets at December 31, 2016 and December 31, 2015, respectively.

As of December 31, 2016, the Company had approximately $60.5 million and $60.6 million of federal and state net operating losses, respectively, that will begin to expire in 2032. Included in the net operating loss carry forward amount is $0.4 million for federal and $0.4 million for state income tax purposes, which when recognized, will result in a credit to stockholder’s equity.  This relates to the fact that we will not record the windfall to APIC until it reduces the taxes payable. As of December 31, 2016, the Company had approximately $2.8 million and $2.4 million of federal and state research and development tax credit carryovers, respectively. If not utilized, the federal credit carryforward will expire in 2032, and the state credit carryforward does not expire. As of December 31, 2016, the Company had approximately $1.5 million of federal orphan tax credit carryovers, which will expire in 2036 if not utilized. The valuation allowance increased by approximately $6.0 million and $10.1 million during the years ended December 31, 2016 and 2015 respectively. In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change net operating loss carryforwards, or NOLs, are subject to an annual limitation under Section 382 of the Internal Revenue Code, as well as a similar law under the laws of the state of California. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable “long-term tax-exempt rate.” Such limitations may result in expiration of a portion of the NOLs before utilization. The Company has determined that an ownership change occurred on April 20, 2015 that resulted in an annual limitation, but that all NOLs generated prior to April 20, 2015 can be utilized prior to expiration.

As of December 31, 2016, and 2015, the Company did not have a liability related to unrecognized tax benefits. All unrecognized tax benefits have been netted against the research and development and orphan drug credit carryforwards deferred tax asset.

The Company records interest and penalties related to unrecognized tax benefits within interest and other income, net. As of December 31, 2016, and 2015, the Company had not accrued any interest or penalties related to unrecognized tax benefits. The Company is subject to U.S. federal and California income tax assessment for years beginning in 2012 and Australia beginning in 2015. However, since the Company has incurred federal and California net operating losses every year since inception, all its income

MYOKARDIA, INC.

Notes to Consolidated Financial Statements—(Continued)

tax returns are subject to examination and adjustments by the Internal Revenue Service for at least three years and by California Franchise Tax Board for four years following the year in which the tax attributes are utilized. The Company does not believe that there will be a material change in it unrecognized tax positions over the next twelve months. There is no amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate.

Uncertain Tax Positions

The Company has not been audited by the Internal Revenue Service, any state tax authority, or the Australian Taxation Office. It is subject to taxation in the United States. Because of the net operating loss and research credit carryforwards, and orphan drug tax credit carryforwards, substantially all its tax years, from 2012 to 2016, remain open to U.S. federal and California state tax examinations.

There were no interest or penalties accrued at December 31, 2015 and 2016.

At December 31, 2016, 2015 and 2014, the Company's reserve for unrecognized tax benefits is approximately $1.5 million, $0.7 million and $0.5 million, respectively. Due to the full valuation allowance at December 31, 2016, current adjustments to the unrecognized benefits will have no impact to the Company's effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Beginning balance	$719	$465	$56
Increases of unrecognized tax benefits related to current year	755	254	409
Ending balance	$1,474	$719	$465

The Company does not anticipate material changes to its uncertain tax positions through the next 12 months.

13. Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

(in thousands, except per share amounts)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016
Revenues	$3,550	$3,549	$3,550	$28,550
Total operating expenses	11,990	13,335	12,814	14,365
Net profit/(loss) attributable to common stockholders	(8,420)	(9,760)	(9,231)	14,259
Net profit/(loss) per common share, basic	$(0.32)	$(0.37)	$(0.35)	$0.46
Net profit/(loss) per common share, diluted	$(0.32)	$(0.37)	$(0.35)	$0.44
Weighted average number of shares, basic	26,169,152	26,337,184	26,470,298	30,878,973
Weighted average number of shares, diluted	26,169,152	26,337,184	26,470,298	32,228,172
2015
Revenues	$3,550	$3,549	$3,550	$3,550
Total operating expenses	8,381	8,625	8,972	11,434
Net loss attributable to common stockholders	(5,485)	(6,782)	(7,388)	(8,540)
Net loss per common share, basic and diluted	$(2.47)	$(2.78)	$(2.78)	$(0.48)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYOKARDIA, INC.

March 13, 2017	By:	/s/ Tassos Gianakakos
Tassos Gianakakos Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Tassos Gianakakos and Jacob Bauer, as his true and lawful attorney-in-fact and agent, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tassos Gianakakos	President and Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2017
Tassos Gianakakos

/s/ Jacob Bauer	Senior Vice President, Finance and Corporate Development (Principal Financial and Accounting Officer)	March 13, 2017
Jacob Bauer

/s/ Sunil Agarwal	Director	March 13, 2017
Sunil Agarwal, M.D.

/s/ Mary Cranston	Director	March 13, 2017
Mary Cranston

/s/ Charles Homcy, M.D.	Director	March 13, 2017
Charles Homcy, M.D.

/s/ Mark Perry	Director	March 13, 2017
Mark Perry

/s/ Kevin Starr	Director	March 13, 2017
Kevin Starr

/s/ Eric Topol, M.D.	Director	March 13, 2017
Eric Topol, M.D.

EXHIBIT INDEX

Exhibit			Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37609	3.1	November 18, 2015

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-207151	3.4	October 13, 2015

4.1	Specimen Common Stock Certificate	S-1/A	333-207151	4.1	October 19, 2015

4.2	Second Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders dated April 20, 2015	S-1	333-207151	4.2	September 28, 2015

4.3	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders dated April 20, 2015	S-1	333-207151	4.3	September 28, 2015

10.1#	2012 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-207151	10.1	September 28, 2015

10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-207151	10.2	October 19, 2015

10.3#	Employment Offer Letter Agreement, by and between the Registrant and Robert S. McDowell, Ph.D., dated June 8, 2012	S-1	333-207151	10.3	September 28, 2015

10.4#	Employment Offer Letter Agreement, by and between the Registrant and T. Anastasios Gianakakos, dated September 19, 2013	S-1	333-207151	10.4	September 28, 2015

10.5#	Employment Offer Letter Agreement, by and between the Registrant and Jacob Bauer, dated July 2, 2014	S-1	333-207151	10.5	September 28, 2015

10.6#	Employment Offer Letter Agreement, by and between the Registrant and Steven Chan, dated September 20, 2014	S-1	333-207151	10.6	September 28, 2015

10.7#	Employment Offer Letter Agreement, by and between the Registrant and Joseph Lambing, Ph.D., dated February 27, 2014	S-1	333-207151	10.7	September 28, 2015

10.8	Lease Agreement, by and between the Registrant and HCP LS Redwood City, LLC, dated September 15, 2014	S-1	333-207151	10.9	September 28, 2015

10.9†	License and Collaboration Agreement, by and between the Registrant and Aventis Inc., dated August 1, 2014	S-1/A	333-207151	10.10	October 27, 2015

10.10#	Form of Indemnification Agreement, by and between the Registrant and each of its directors and officers	S-1/A	333-207151	10.11	October 13, 2015

10.11#	2015 Employee Stock Purchase Plan	S-1/A	333-207151	10.14	October 19, 2015

10.12#	Change in Control Policy	S-1/A	333-207151	10.15	October 19, 2015

10.13#	Non-Employee Director Compensation Policy	S-1/A	333-207151	10.16	October 19, 2015

Exhibit			Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.14#	Senior Executive Cash Incentive Bonus Plan	8-K	001-37609	10.1	February 5, 2016

10.15#	Transitional Services Agreement, dated February 18, 2016, by and between MyoKardia, Inc. and Jonathan C Fox, M.D., PhD.	10-Q	001-37609	10.2	May 12, 2016

21.1	List of Subsidiaries	S-1	333-207151	21.1	September 28, 2015

23.1	Consent of independent registered public accounting firm	—	—	—	Filed herewith

24.1	Power of attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification by the Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).	—	—	—	Filed herewith

32.2	Certification by the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).	—	—	—	Filed herewith

101.INS	XBRL Instance Document	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

†

An order for confidential treatment of certain provisions has been granted by the Securities and Exchange Commission. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

#	Represents management compensation plan, contract or arrangement.