Form 10-Q
period 2017-03-31
MyoKardia Inc
filed 2017-05-09
CIK 1552451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company     ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock on May 2, 2017 was 31,455,894 shares.

MYOKARDIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MYOKARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$135,594	$135,797
Short-term investments	12,039	4,072
Receivable from collaboration partner	—	45,000
Prepaid expenses and other current assets	1,813	1,394
Total current assets	149,446	186,263
Property and equipment, net	2,604	2,758
Long-term investments	31,978	12,002
Other long-term assets	388	283
Total assets	$184,416	$201,306
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,366	$1,798
Accrued liabilities	7,064	8,690
Deferred revenue - current	22,500	22,500
Total current liabilities	31,930	32,988
Other long-term liabilities	364	436
Deferred revenue - noncurrent	16,875	22,500
Total liabilities	49,169	55,924
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 and 150,000,000 shares authorized at March 31, 2017 and December 31, 2016, respectively; 31,424,801 and 31,428,998 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	224,683	223,208
Accumulated other comprehensive (loss) income	(47)	8
Accumulated deficit	(89,392)	(77,837)
Total stockholders’ equity	135,247	145,382
Total liabilities and stockholders’ equity	$184,416	$201,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Collaboration and license revenue	$5,625	$3,550
Operating expenses:
Research and development	11,917	8,130
General and administrative	5,476	3,860
Total operating expenses	17,393	11,990
Loss from operations	(11,768)	(8,440)
Interest and other income, net	221	20
Net loss	(11,547)	(8,420)
Other comprehensive loss	(55)	—
Comprehensive loss	(11,602)	(8,420)
Net loss attributable to common stockholders	$(11,547)	$(8,420)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.32)
Weighted average number of shares used to compute net loss per share attributable to common stockholders, basic and diluted	31,089,310	26,169,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(11,547)	$(8,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,405	414
Depreciation	316	256
Accretion of discounts and amortization of premiums on investments	22	—
Change in operating assets and liabilities:
Receivable from collaboration partner	45,000	—
Prepaid expenses and other current assets	(419)	37
Other long-term assets	(105)	—
Accounts payable	629	(115)
Accrued liabilities	(1,613)	(666)
Other long-term liabilities	(44)	(11)
Deferred revenue	(5,625)	(3,550)
Net cash provided by (used in) operating activities	28,019	(12,055)
Cash flows from investing activities:
Purchases of investments	(32,020)	—
Sale of investments	4,000	—
Purchases of property and equipment	(185)	(562)
Net cash used in investing activities	(28,205)	(562)
Cash flows from financing activities:
Proceeds from exercise of stock options	21	—
Payments of financing-related costs	(38)	(153)
Net cash used in financing activities	(17)	(153)
Net decrease in cash and cash equivalents	(203)	(12,770)
Cash and cash equivalents, beginning of period	135,797	112,265
Cash and cash equivalents, end of period	$135,594	$99,495
Supplemental disclosures of noncash investing and financing information
Vesting of early exercised options and restricted stock	$54	$71
Unpaid portion of property and equipment purchases included in period-end accounts payable and accrued liabilities	$79	$18

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

The Company is currently enrolling subjects in a Phase 2 clinical trial of MYK-461, our product candidate for the treatment of HCM, and in a Phase 1 clinical trial of MYK-491, our product candidate for the treatment of DCM. Using our precision medicine development strategy, we believe we have efficiently generated clinical proof of mechanism for MYK-461 in both healthy volunteers and in HCM patients, and we intend to pursue a similar path for MYK-491. In 2016, MYK-461 was granted Orphan Drug Designation by the U.S. Food and Drug Administration (“FDA”), for the treatment of symptomatic, obstructive hypertrophic cardiomyopathy (“oHCM”), a subset of HCM.

Through March 31, 2017, the Company has financed its operations through an initial public offering (“IPO”), a follow-on public offering and private placements of redeemable convertible preferred stock and funds received in connection with a license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., entered into in August 2014 (the “Collaboration Agreement”) (See Note 4). The Company received net proceeds of $93.9 million from the sale of shares of its Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, the Company completed its IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. On October 3, 2016, the Company completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.0 million, after deducting underwriting discounts, commissions and estimated offering costs. In connection with the Collaboration Agreement, the Company has received $105.0 million from Sanofi S.A., consisting of a $35.0 million upfront payment, a $25.0 million milestone payment for the submission of an investigational new drug application (“IND”), for MYK-461 with the FDA in November 2016, and a $45.0 million continuation payment from Sanofi in January 2017. As of March 31, 2017, the Company had an accumulated deficit of $89.4 million and cash and cash equivalents of $135.6 million.

The accompanying unaudited Condensed Consolidated Financial Statements, in the opinion of management, include all adjustments which the Company considers necessary for the fair statement of the Condensed Consolidated Results of Operations and Comprehensive Loss and Cash Flows for the interim periods covered and the Condensed Consolidated Financial Position of the Company at the date of the balance sheets. The consolidated financial statements of the Company as at December 31, 2016 included the Company’s accounts and have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2017, or any other future period.

The accompanying unaudited Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2017 (the “Annual Report”).

2. Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the consolidated financial statements for the year ended December 31, 2016 included in the Annual Report.  There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2017, except as described below.

Adopted Accounting Pronouncements

Beginning in fiscal year 2017, the Company adopted Accounting Standard Update (“ASU”) No. 2016-09, Improvements to employee share-based payment accounting, which simplifies the accounting for employee share-based transactions. The amendments change, among other things, the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of 2017. As a result of adopting this standard, we have made an accounting policy election to account for forfeitures as they occur. This change has been applied on a modified retrospective basis, resulting in an immaterial cumulative effect adjustment to the opening accumulated deficit on January 1, 2017. Upon adoption, the previously unrecognized excess tax benefits were recorded as a deferred tax asset, which was fully offset by a valuation allowance resulting in no impact to the accumulated deficit.

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

In November 2016, the FASB issued ASU No. 2016-18 (Topic 230), Restricted Cash, Statement of Cash Flows. This ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$135,037	$135,037	$—	$—
U.S. government agency obligations	28,012	—	28,012	—
Corporate securities	16,005	—	16,005	—
Total	$179,054	$135,037	$44,017	$—

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$136,481	$136,481	$—	$—
U.S. government agency obligations	12,075	—	12,075	—
Corporate securities	3,999	—	3,999	—
Total	$152,555	$136,481	$16,074	$—

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands) of the Company’s marketable securities by contractual maturities:

	Fair Value Measurements at March 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$135,037	$—	$—	$135,037
Short-term investments (due within one year)	12,047	—	(8)	$12,039
Long-term investments (due between one and two years)	32,012	13	(47)	$31,978
	$179,096	$13	$(55)	$179,054

	Fair Value Measurements at December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$136,481	$—	$—	$136,481
Short-term investments (due within one year)	4,072	—	—	4,072
Long-term investments (due between one and two years)	11,988	14	—	12,002
	$152,541	$14	$—	$152,555

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

The Collaboration Agreement covers three main research programs, “HCM1” (or HCM-1 or MYK-461), “HCM2” (or HCM-2) and “DCM1” (or DCM-1 or MYK-491). The Company is solely responsible for conducting research and development activities through early human efficacy studies, except for specified research activities to be conducted by Sanofi. The estimated completion of proof-of-concept phases are staggered, depending on the program. Thereafter, the Company will lead worldwide development and United States commercial activities for the MYK-461 and HCM-2 programs, Sanofi will lead global development and commercial activities for DCM-1 and Sanofi will lead ex-United States development and commercial activities for the MYK-461 and HCM-2 programs where it has ex-United States commercialization rights. Sanofi also has the option to co-promote in the U.S. for potential expanded cardiovascular diseases outside of the genetically targeted indications for the MYK-461 and HCM-2 programs, with the Company having the option to co-promote the DCM-1 program in the United States.

The Company accounted for the Collaboration Agreement by evaluating each of the financial components discussed above:

1.

$35.0 million upfront payment. The Company received a non-refundable upfront payment and identified the following performance obligations at the inception of the Collaboration Agreement: (i) the transfer of intellectual property rights and know-how (license), (ii) the obligation to provide certain limited research and development services during the term of the license agreement and (iii) the obligation to participate on the development and commercialization committees. The Company applied the guidance under ASC 605-25, Multiple Element Arrangements, to account for this upfront payment. The Company evaluated the underlying goods and services delivered under the Collaboration Agreement and concluded that the performance obligations do not have standalone value, and accordingly accounted for the deliverables as one unit of accounting. The $35.0 million payment was recorded by the Company as deferred revenue on its consolidated balance sheet upon receipt, which the Company was recognizing as revenue on a straight-line basis over the expected term of research and development services through December 31, 2016 because there was not a more discernible pattern of performance in which the research and development services occurred. During the three months ended March 31, 2017 and 2016, the Company recognized zero and $3.6 million of revenue related to the $35.0 million upfront payment under the Collaboration Agreement, respectively. As of March 31, 2017 and December 31, 2016, the Company did not have any deferred revenue on its consolidated balance sheet, related to this upfront payment.

2.

$10.0 million upfront investment in Series A-1 redeemable convertible preferred stock. In August, 2014 the Company entered into a Series A-1 redeemable convertible preferred stock purchase agreement with Sanofi. The Agreement was signed as a separate transaction from the Collaboration Agreement. Pursuant to the stock purchase agreement, the Company sold 6,666,667 shares of Series A-1 redeemable convertible preferred stock to Sanofi at $1.50 per share. The Company concluded that the $1.50 per share price represented the fair value of the redeemable convertible preferred stock issued. As of March 31, 2017, Sanofi owned 11.7% of the Company’s common stock.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

4.

Up to $85.0 million continuation payments. Under the Collaboration Agreement, Sanofi needed to determine by December 31, 2016 whether or not to continue the Collaboration Agreement. Under the terms of the Collaboration Agreement, if Sanofi so elected to continue the Collaboration Agreement, it would be obligated to pay:

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

Sanofi elected to continue the Collaboration Agreement in December 2016.  The Company recorded a receivable and deferred revenue as of December 31, 2016 for the $45.0 million continuation payment, upon receipt of the election to continue, which the Company is recognizing on a straight-line basis over the expected term of research and development services through December 31, 2018 because there is no more discernable pattern of performance for which the R&D services occur. The payment was subsequently received in January 2017. In relation to this continuation payment, the Company recognized $5.6 million as revenue during the quarter ended March 31, 2017, and had deferred revenue on its consolidated balance sheet of $39.4 million as of March 31, 2017.

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

The Company had determined that Sanofi’s right to purchase the redeemable convertible preferred stock at the discounted price, and the Company’s corresponding obligation to issue this additional redeemable convertible preferred stock, represented a freestanding financial instrument. The freestanding convertible preferred stock call option liability was initially recorded at its fair value of $0.7 million in 2014. The Company did not have a liability related to the redeemable convertible preferred stock call option on its consolidated balance sheet as of March 31, 2017 and December 31, 2016.

5.

Up to $45.0 million in-kind research and collaboration activities. Sanofi can fund up to $45.0 million of pre-approved funding of research and collaboration activities. Since Sanofi will pay its vendors and personnel directly as per the Collaboration Agreement, the Company will not receive cash from Sanofi and therefore will not account for the funding of the in-kind services.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Scientific equipment	$4,931	$4,858
Furniture and equipment	617	546
Capitalized software	237	237
Leasehold improvements	326	308
Total	6,111	5,949
Less: Accumulated depreciation	(3,507)	(3,191)
Property and equipment, net	$2,604	$2,758

Depreciation expense was $0.3 million and $0.3 million, for the three months ended March 31, 2017 and 2016, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Payroll and related expenses	$2,272	$3,717
Clinical research and development	3,620	3,981
Other	1,172	992
Total accrued liabilities	$7,064	$8,690

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

Facility Leases

On June 29, 2012, the Company entered into a 66-month lease for approximately 12,000 square feet of office and laboratory space in South San Francisco with annual payments of approximately $0.5 million. In connection with this lease agreement, the Company also entered into a shared facilities and services agreement with Global Blood Therapeutics, Inc. (“GBT”), a co-tenant in the office building. In October 2014, the Company entered into a lease assignment agreement with the owner of the building and GBT to allow GBT to sublease the Company’s portion of the building beginning in March 2015. For the three months ended March 31, 2017 and 2016, the Company recorded approximately $0.1 million and $0.1 million, respectively, of sublease income and $0.1 million and $0.1 million, respectively, of sublease expense, which is recorded in interest and other income, net in the consolidated statements of operations and comprehensive loss.

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

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company has provided deposits for letters of credit totaling $0.3 million to secure its obligations under its leases, which have been classified as long-term assets on the Company’s consolidated balance sheet as of March 31, 2017.

Rent expense, net was $0.3 million and $0.3 million, for the three months ended March 31, 2017 and 2016, respectively.

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of March 31, 2017, or December 31, 2016.

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

7. Stockholders’ Equity

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows:

	March 31, 2017	December 31, 2016
Options issued and outstanding	3,183,304	2,141,868
Shares available for issuance under 2015 Stock Option and Incentive Plan	940,841	720,921
Shares available for issuance under 2015 Employee Stock Purchase Plan	516,376	202,087
Total	4,640,521	3,064,876

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

8. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to options granted to employees and consultants for all periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$590	$174
General and administrative	815	240
Total	$1,405	$414

The following summarizes option activity under the 2012 Equity Incentive Plan and 2015 Stock Option and Incentive Plan:

	Shares Subject to	Weighted Average
	Outstanding Options	Exercise Price Per Share
Balance at December 31, 2016	2,141,868	$6.42
Options granted	1,115,775	$12.29
Options exercised	(14,772)	$1.40
Options canceled	(59,567)	$9.00
Balance at March 31, 2017	3,183,304	$8.45

In relation to stock options to purchase common stock that vest upon the achievement of performance criteria, the Company recorded $174,000 in stock-based compensation expense for the three months ended March 31, 2017, because the Company concluded that certain performance criteria had been achieved. As of March 31, 2016, no stock-based compensation expense had been recorded, because the Company concluded that the achievement of the applicable performance criteria had not been considered probable.

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator
Net loss	$(11,547)	$(8,420)
Net loss attributable to common stockholders, basic and diluted	$(11,547)	$(8,420)
Denominator
Weighted average shares outstanding	31,428,564	27,024,638
Less: weighted average shares subject to repurchase	(339,254)	(855,486)
Weighted average shares used to compute basic and diluted net loss per share	31,089,310	26,169,152
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.32)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of March 31,
	2017	2016
Common stock subject to repurchase	298,915	806,035
Stock options to purchase common stock	3,183,304	1,910,181

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of March 31, 2017, the Company has contributions from plan participants of $338,400 under the 2015 Employee Stock Purchase Plan, which if converted, would be equivalent to 29,381 shares based on 85% of the stock price at the beginning of the offering period.

10. Related Party Transactions

In September 2012, the Company began receiving consulting and management services pursuant to an unwritten agreement with Third Rock Ventures, which is one of the Company’s largest shareholders. Charles Homcy and Kevin Starr, both directors of the Company, are venture partner and partner, respectively, of Third Rock Ventures. Charles Homcy resigned from the Board of Directors in March 2017. The consulting fees paid to Third Rock Ventures were incurred by the Company in the ordinary course of business, and were $9,000 and $22,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company had an outstanding liability to Third Rock Ventures of $12,000 and $9,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (SEC) on March 13, 2017 (the “Annual Report”).

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

Financial Overview

We have not generated net income from operations, and, as of March 31, 2017, we had an accumulated deficit of $89.4 million, primarily as a result of research and development and general and administrative expenses.

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

Through March 31, 2017, we have financed our operations through an IPO, a follow-on public offering, private placements of redeemable convertible preferred stock and funds received in connection with the Collaboration Agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., entered into in August 2014. Prior to our IPO, we received net proceeds of $93.9 million from the sale of shares of our Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, we completed our IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. On October 3, 2016, we completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.0 million, after deducting underwriting discounts, commissions and estimated offering costs. In connection with the Collaboration Agreement, the Company has received $105.0 million from Sanofi S.A., consisting of a $35.0 million upfront payment, a $25.0 million milestone payment for the submission of an investigational new drug application (“IND”), for MYK-461 with the FDA in November 2016, and a $45.0 million continuation payment from Sanofi in January 2017. As of March 31, 2017, we had cash and cash equivalents of $135.6 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months.

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

The research and development expenses incurred in the development and potential commercialization of MYK-461, MYK-491 and other product candidates are (in thousands):

	Three Months Ended March 31,
	2017	2016
MYK-461	$4,976	$4,263
MYK-491	2,875	1,714
Other	4,066	2,153
Total research and development expenses:	$11,917	$8,130

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

Under the Collaboration Agreement, Sanofi also agreed to provide up to $200.0 million in upfront and milestone payments, equity investments and research and development support. As of March 31, 2017, of such amount, we have received from Sanofi an initial non-refundable upfront cash payment of $35.0 million and equity investments of $10.0 million in exchange for Series A-1 redeemable convertible preferred stock, and a $25.0 million milestone-based payment.  In addition, we have received equity funding outside of the original agreement of $5.0 million in exchange for Series B redeemable convertible preferred stock and $9.0 million in exchange for shares of our common stock in our IPO. In January 2017, we also received a $45.0 million continuation payment. The total payments we were originally eligible to receive also included an obligation from Sanofi to purchase an additional $40.0 million of our capital stock if Sanofi provided notice of its intent to continue the collaboration prior to December 31, 2016. Under the Collaboration Agreement, Sanofi’s obligation to purchase the additional $40.0 million of our capital stock (which was reduced by $5.0 million for its purchase of the Series B redeemable convertible preferred stock) terminated in connection with the closing of our IPO in November 2015. Additionally, we are eligible to receive up to $45.0 million of approved in-kind research and clinical activities.

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

Our significant accounting policies are more fully described in Note 2 of our Annual Report.  We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.  There have been no changes to our significant accounting policies during the three months ended March 31, 2017, except with respect to changes in our policy on Stock-Based Compensation. As permitted under ASU 2016-09, we have elected to recognize forfeitures as they occur, and no longer estimate a forfeiture rate when calculating the stock-based compensation for our equity awards.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income earned on our cash and cash equivalents.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Collaboration and license revenue	$5,625	$3,550	$2,075
Operating expenses:
Research and development	11,917	8,130	3,787
General and administrative	5,476	3,860	1,616
Total operating expenses	17,393	11,990	5,403
Loss from operations	(11,768)	(8,440)	(3,328)
Interest and other income (expense), net	221	20	201
Net loss and comprehensive loss	$(11,547)	$(8,420)	3,127

Collaboration and License Revenue

Collaboration and license revenue increased $2.1 million, or 58%, from the $3.6 million during the three months ended March 31, 2016. The amount for the period ended March 31, 2016 relates to revenue we recognized from the initial upfront payment of $35.0 million under the Collaboration Agreement with Sanofi.  The amount for the period ended March 31, 2017 relates to revenue we recognized from the continuation payment of $45.0 million under the Collaboration Agreement.

Research and Development Expenses

Research and development expenses increased $3.8 million, or 47%, from $8.1 million for the three months ended March 31, 2016 to $11.9 million for the three months ended March 31, 2017. The increase in research and development expenses was primarily due to a $1.2 million increase in personnel expenses as a result of an increase in employee headcount, a $1.0 million increase in contract research, chemistry and biology expenses on discovery and pre-clinical programs including HCM-2 and a back-up program for DCM-1, a $0.1 million increase in drug manufacturing costs for MYK-461 and MYK-491, $0.9 million increase in clinical expenses for MYK-461 and MYK-491 clinical trials, and a $0.4 million increase in stock compensation expense.

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

General and Administrative Expenses

General and administrative expenses increased $1.6 million, or 41%, from $3.9 million for the three months ended March 31, 2016 to $5.5 million for the three months ended March 31, 2017. The increase in general and administrative expenses was primarily due to a $0.5 million increase in personnel expenses as a result of an increase in employee headcount, increases in professional services expense of $0.3 million primarily for legal, accounting, and business development costs, in stock-compensation expense of $0.6 million, and in marketing of $0.1 million, as we expanded our operations.

We expect general and administrative expenses to continue to increase in future periods, reflecting both the increased costs in connection with the continued clinical development and potential future commercialization of MYK-461, the ongoing and planned clinical development of MYK-491, as well as an expanded infrastructure and increased professional fees.

Interest and Other Income (Expense), Net

Interest and other income increased $201,000 or 905%, from $20,000 for the three months ended March 31, 2016 to $221,000 for the period ending March 31, 2017. The increase in interest income was primarily due to investments.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our equity securities, payments received in connection with the Collaboration Agreement, and our public offerings of common stock. During 2014, we received net proceeds of $28.9 million from the sale of Series A and Series A-1 redeemable convertible preferred stock and, in August 2014, we received an upfront payment of $35.0 million from Sanofi in connection with the entry into the Collaboration Agreement. In April 2015, we received net proceeds of $45.8 million from the sale of Series B redeemable convertible preferred stock. Pursuant to the IPO in November 2015, we received net proceeds of $55.6 million, net of underwriting discounts, commissions and offering costs.  On October 3, 2016, we completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.0 million, after deducting underwriting discounts, commissions and estimated offering costs.  In connection with the Collaboration Agreement, we have received $60.0 million from Sanofi S.A., consisting of a $35.0 million upfront payment, and a $25.0 million payment for the submission of an IND for MYK-461 with the FDA in November 2016.  In addition, we received a $45.0 million continuation payment from Sanofi in January 2017 in connection with Sanofi’s decision in December 2016 to extend the collaboration term. As of March 31, 2017, we had cash and cash equivalents of $135.6 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months.

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

We will continue to require additional financing to develop our product candidates and fund operations for the foreseeable future through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress and the costs of our ongoing and planned clinical trials of MYK-461 and MYK-491;
•	our ability to receive additional payments from Sanofi pursuant to the Collaboration Agreement and timing thereof;
•	the number of product candidates that we intend to develop using our precision medicine platform;
•	the costs of research and preclinical studies to support the advancement of other product candidates into clinical development;
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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash Flows from Continuing Operations:
Net cash provided by (used in) operating activities	$28,019	$(12,055)
Net cash used in investing activities	(28,205)	(562)
Net cash used in financing activities	(17)	(153)
Net decrease in cash and cash equivalents	$(203)	$(12,770)

Cash Provided by/ Used in Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2017 was $28.0 million, and was primarily due to the $45.0 million continuation payment received from Sanofi, partially offset by the net loss for the period of $11.5 million, stock-based compensation expense of $1.4 million and changes in operating assets and liabilities, including a decrease in deferred revenue of $5.6 million, and a decrease in accrued liabilities of $1.6 million.

Net cash used in operating activities for the three months ended March 31, 2016 was $12.1 million, and was primarily due to the net loss for the period, and was also affected by changes in operating assets and liabilities, including a decrease in deferred revenue of $3.6 million and a decrease in accrued liabilities of $0.7 million.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2017 consisted primarily of purchases of investments of $32.0 million, offset by sale of investments of $4.0 million. During the three months ended March 31, 2017 and 2016, we also had some investments in equipment.

Cash Used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2017 consisted of payments of financing-related costs, offset by funds received as a result of common stock option exercises.

Cash used in financing activities for the three months ended March 31, 2016 consisted of payments of $0.2 million in financing-related costs.

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of our business to our contractual obligations during the three months ended March 31, 2017, as compared to those disclosed in our Annual Report.

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

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2017, we had cash and cash equivalents of $135.6 million, consisting of interest-bearing money market accounts, which would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities of our cash and cash equivalents and the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and Senior Vice President, Finance and Corporate Development, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Senior Vice President, Finance and Corporate Development have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are an early-stage company. We were incorporated and commenced operations in June 2012. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, creating and expanding on our precision medicine platform, identifying potential product candidates, undertaking preclinical studies for our programs, conducting Phase 1 clinical trials for our most advanced product candidate, MYK-461 and commencing and conducting Phase 2 clinical development of MYK-461 and Phase 1 clinical development of our second product candidate, MYK-491. We have not yet demonstrated our ability to successfully complete the clinical development of a product candidate, including the completion of any clinical trials designed to show the efficacy of a product candidate, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our initial product candidates, MYK-461 and MYK-491, are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of these or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our net loss for the three months ended March 31, 2017 and 2016 was $11.5 million and $8.4 million, respectively. As of March 31, 2017, we had an accumulated deficit of $89.4 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

As of March 31, 2017, our cash and cash equivalents were $135.6 million. We intend to use our cash and cash equivalents to fund the advancement of our MYK-461 clinical development program, including our ongoing PIONEER-HCM Phase 2 study in symptomatic oHCM patients, the progression of MYK-491 through clinical proof-of-concept, our ongoing preclinical, discovery and research programs and the expansion of our platform, as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, MYK-461, MYK-491 or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for the commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for MYK-461 for our Phase 1 clinical trials and our ongoing PIONEER-HCM Phase 2 clinical trial from third-party manufacturers, and we intend to rely on third-party manufacturers for our ongoing and planned clinical development activities for MYK-461 and MYK-491. We do not have a long term supply agreement with the third-party manufacturers, and we purchase our required drug supply on a purchase order basis. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms.

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

As of March 31, 2017, we had 87 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.

Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States, political influences and inflationary pressures. For example, an overall decrease in or loss of insurance coverage among individuals in the United States as a result of unemployment, underemployment or the potential repeal of certain provisions of the ACA, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which biopharmaceutical companies such as us are dependent for sources of capital. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for our product candidates. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Pursuant to our 2015 Stock Option and Incentive Plan (the “2015 Plan”), we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Beginning on January 1, 2017, the number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, pursuant to our 2015 Employee Stock Purchase Plan (the “2015 ESPP”), we initially reserved 255,000 shares for purchase by eligible employees. Beginning on January 1, 2017 and ending on January 1, 2025, the number of shares available for future issuance under the 2015 ESPP will automatically increase each year by up to the lesser of 3,000,000 shares of common stock or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under these plans by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of May 2, 2017, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 72.1% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (i) December 31, 2020, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more, (iii) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (iv) the date on which we have issued more than $1.07 billion in non-convertible debt during any three-year period before that time. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Repurchases of Company Equity Securities.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(in thousands, except per share amounts)
January 1, 2017 through January 31, 2017	—	$—	—	—
February 1, 2017 through February 28, 2017	1,110	$1.51	—	—
March 1, 2017 through March 31, 2017	17,858	$0.62	—	—
Total	18,968	$0.67	—	—

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

Date: May 9, 2017	MYOKARDIA, INC.

	By:	/s/ Tassos Gianakakos
Tassos Gianakakos
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Jake Bauer
Jake Bauer Senior Vice President, Finance and Corporate Development (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference From	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	11/18/2015	3.1

3.2	Amended and Restated Bylaws.	S-1/A	10/13/2015	3.4

4.1	Specimen Common Stock Certificate.	S-1/A	10/19/2015	4.1

10.1#	Employment Offer Letter Agreement by and between MyoKardia, Inc. and June Lee, dated December 2, 2016.	8-K	2/1/2017	10.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents management compensation plan, contract or arrangement.
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