Form 10-Q
period 2017-06-30
MyoKardia Inc
filed 2017-08-07
CIK 1552451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of outstanding shares of the registrant’s common stock on August 2, 2017 was 31,489,712 shares.

MYOKARDIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MYOKARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$117,305	$135,797
Short-term investments	16,011	4,072
Receivable from collaboration partner	—	45,000
Prepaid expenses and other current assets	1,242	1,394
Total current assets	134,558	186,263
Property and equipment, net	2,856	2,758
Long-term investments	31,986	12,002
Other long-term assets	363	283
Total assets	$169,763	$201,306
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,362	$1,798
Accrued liabilities	10,153	8,690
Deferred revenue - current	22,500	22,500
Total current liabilities	34,015	32,988
Other long-term liabilities	303	436
Deferred revenue - noncurrent	11,250	22,500
Total liabilities	45,568	55,924
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 and 150,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; 31,455,894 and 31,428,998 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	226,471	223,208
Accumulated other comprehensive (loss) income	(50)	8
Accumulated deficit	(102,229)	(77,837)
Total stockholders’ equity	124,195	145,382
Total liabilities and stockholders’ equity	$169,763	$201,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Collaboration and license revenue	$5,625	$3,549	$11,250	$7,099
Operating expenses:
Research and development	13,689	9,279	25,606	17,409
General and administrative	5,082	4,056	10,558	7,916
Total operating expenses	18,771	13,335	36,164	25,325
Loss from operations	(13,146)	(9,786)	(24,914)	(18,226)
Interest and other income, net	309	26	530	46
Net loss	(12,837)	(9,760)	(24,384)	(18,180)
Other comprehensive loss	(3)	—	(58)	—
Comprehensive loss	(12,840)	(9,760)	(24,442)	(18,180)
Net loss attributable to common stockholders	$(12,837)	$(9,760)	$(24,384)	$(18,180)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.37)	$(0.78)	$(0.69)
Weighted average number of shares used to compute net loss per share attributable to common stockholders, basic and diluted	31,200,773	26,337,184	31,151,216	26,284,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(24,384)	$(18,180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,746	1,018
Depreciation	634	531
Accretion of discounts and amortization of premiums on investments	41	—
Change in operating assets and liabilities:
Receivable from collaboration partner	45,000	—
Prepaid expenses and other current assets	152	216
Other long-term assets	(80)	—
Accounts payable	(488)	(436)
Accrued liabilities	1,470	50
Other long-term liabilities	(86)	(43)
Deferred revenue	(11,250)	(7,100)
Net cash provided by (used in) operating activities	13,755	(23,944)
Cash flows from investing activities:
Purchases of investments	(36,022)	—
Sale of investments	4,000	—
Purchases of property and equipment	(617)	(766)
Net cash used in investing activities	(32,639)	(766)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	430	213
Payments of financing-related costs	(38)	(153)
Net cash provided by financing activities	392	60
Net decrease in cash and cash equivalents	(18,492)	(24,650)
Cash and cash equivalents, beginning of period	135,797	112,265
Cash and cash equivalents, end of period	$117,305	$87,615
Supplemental disclosures of noncash investing and financing information
Vesting of early exercised options and restricted stock	$99	$180
Unpaid portion of property and equipment purchases included in period-end accounts payable and accrued liabilities	$218	$12

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

The Company has completed enrollment in a Phase 2 clinical trial of mavacamten (formerly known as MYK-461), our product candidate for the treatment of HCM, and is currently enrolling subjects in a Phase 1 clinical trial of MYK-491, our product candidate for the treatment of DCM. Using our precision medicine development strategy, we believe we have efficiently generated clinical proof of mechanism for mavacamten in both healthy volunteers and in HCM patients, and we intend to pursue a similar path for MYK-491. In 2016, mavacamten was granted Orphan Drug Designation by the U.S. Food and Drug Administration (“FDA”), for the treatment of symptomatic, obstructive hypertrophic cardiomyopathy (“oHCM”), a subset of HCM.

Through June 30, 2017, the Company has financed its operations through an initial public offering (“IPO”), a follow-on public offering, private placements of redeemable convertible preferred stock and funds received in connection with a license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., entered into in August 2014 (the “Collaboration Agreement”) (See Note 4). The Company received net proceeds of $93.9 million from the sale of shares of its Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, the Company completed its IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. On October 3, 2016, the Company completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.1 million, after deducting underwriting discounts, commissions and estimated offering costs. In connection with the Collaboration Agreement, the Company has received $105.0 million from Sanofi S.A., consisting of a $35.0 million upfront payment, a $25.0 million milestone payment for the submission of an investigational new drug application (“IND”) for MYK-491 with the FDA in November 2016, and a $45.0 million continuation payment from Sanofi in January 2017. As of June 30, 2017, the Company had an accumulated deficit of $102.2 million and cash and cash equivalents of $117.3 million, short-term investments of $16.0 million and long-term investments of $32.0 million.

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

2. Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the consolidated financial statements for the year ended December 31, 2016 included in the Annual Report.  There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2017, except as described below.

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

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company, and has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In May 2017, the FASB issued ASU 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718 to address diversity in practice. An entity should account for the effects of a modification unless all the three specified conditions are met. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company has not determined the potential effects of this ASU on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March, April, and May 2016, the FASB issued amended guidance including clarifying guidance on principal versus agent considerations, identification of performance obligations, collectability and noncash considerations. ASU 2014-09 and its amendments are effective for public entities for annual and interim periods beginning after December 15, 2017; therefore, the Company will adopt the new revenue standards in the first quarter of 2018. Since its formation, the Company has only had transactions which are recognized in revenue which relate to its Collaboration Agreement with Sanofi S.A. The Company is evaluating whether or not the identification of performance obligations and determination of their stand-alone values would remain unchanged under the new revenue standards. The Company is still assessing the impact of the adoption of the new revenue standards on its consolidated financial statements. As the Company completes its evaluation of this new standard, new information may arise that could change the Company’s current understanding of the impact to revenue recognition.  Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust the Company’s assessment and implementation plans accordingly.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$116,328	$116,328	$—	$—
U.S. government agency obligations	31,984	—	31,984	—
Corporate securities	16,013	—	16,013	—
Total	$164,325	$116,328	$47,997	$—

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$136,481	$136,481	$—	$—
U.S. government agency obligations	12,075	—	12,075	—
Corporate securities	3,999	—	3,999	—
Total	$152,555	$136,481	$16,074	$—

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands) of the Company’s marketable securities by contractual maturities:

	Fair Value Measurements at June 30, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$116,328	$—	$—	$116,328
Short-term investments (due within one year)	16,031	—	(20)	$16,011
Long-term investments (due between one and two years)	32,011	6	(31)	$31,986
Total	$164,370	$6	$(51)	$164,325

	Fair Value Measurements at December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$136,481	$—	$—	$136,481
Short-term investments (due within one year)	4,072	—	—	4,072
Long-term investments (due between one and two years)	11,988	14	—	12,002
Total	$152,541	$14	$—	$152,555

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

The Company is also entitled to receive tiered royalties beginning in the mid-single digits to the mid-teens on net sales of certain hypertrophic cardiomyopathy (“HCM”) and dilated cardiomyopathy (“DCM”) finished products outside the United States and on net sales of certain DCM finished products in the United States. Sanofi is eligible to receive tiered royalties beginning in the mid-single digits to the low teens on the Company’s net sales of certain HCM finished products in the United States. In addition, under the terms of the Collaboration Agreement, Sanofi may reimburse the Company for a portion of the registration program costs for mavacamten. These registration costs are subject to Sanofi’s approval of the Registration Program Plan.

The Collaboration Agreement covers three main research programs, “HCM1” (or HCM-1 or mavacamten, formerly known as MYK-461), “HCM2” (or HCM-2) and “DCM1” (or DCM-1 or MYK-491). The Company is solely responsible for conducting research and development activities through early human efficacy studies, except for specified research activities to be conducted by Sanofi. The estimated completion of proof-of-concept phases are staggered, depending on the program. Thereafter, the Company will lead worldwide development and United States commercial activities for the mavacamten and HCM-2 programs, Sanofi will lead global development and commercial activities for DCM-1 and Sanofi will lead ex-United States development and commercial activities for the mavacamten and HCM-2 programs where it has ex-United States commercialization rights. Sanofi also has the option to co-promote in the U.S. for potential expanded cardiovascular diseases outside of the genetically targeted indications for the mavacamten and HCM-2 programs, with the Company having the option to co-promote the DCM-1 program in the United States.

The Company accounted for the Collaboration Agreement by evaluating each of the financial components discussed above:

1.

$35.0 million upfront payment. The Company received a non-refundable upfront payment and identified the following performance obligations at the inception of the Collaboration Agreement: (i) the transfer of intellectual property rights and know-how (license), (ii) the obligation to provide certain limited research and development services during the term of the license agreement and (iii) the obligation to participate on the development and commercialization committees. The Company applied the guidance under ASC 605-25, Multiple Element Arrangements, to account for this upfront payment. The Company evaluated the underlying goods and services delivered under the Collaboration Agreement and concluded that the performance obligations do not have standalone value, and accordingly accounted for the deliverables as one unit of accounting. The $35.0 million payment was recorded by the Company as deferred revenue on its consolidated balance sheet upon receipt, which the Company was recognizing as revenue on a straight-line basis over the expected term of research and development services through December 31, 2016 because there was not a more discernible pattern of performance in which the research and development services occurred. During the three months ended June 30, 2017 and 2016, the Company recognized zero and $3.5 million, respectively, and during the six months ended June 30, 2017 and 2016, the Company recognized zero and $7.1 million of revenue, respectively, related to the $35.0 million upfront payment under the Collaboration Agreement. As of June 30, 2017 and December 31, 2016, the Company did not have any deferred revenue on its consolidated balance sheet related to this upfront payment.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

2.

$10.0 million upfront investment in Series A-1 redeemable convertible preferred stock. In August 2014, the Company entered into a Series A-1 redeemable convertible preferred stock purchase agreement with Sanofi. The Agreement was signed as a separate transaction from the Collaboration Agreement. Pursuant to the stock purchase agreement, the Company sold 6,666,667 shares of Series A-1 redeemable convertible preferred stock to Sanofi at $1.50 per share. The Company concluded that the $1.50 per share price represented the fair value of the redeemable convertible preferred stock issued. As of June 30, 2017, Sanofi owned 11.7% of the Company’s common stock.

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

4.

Up to $85.0 million continuation payments. Under the Collaboration Agreement, Sanofi needed to determine by December 31, 2016 whether or not to continue the Collaboration Agreement. Under the terms of the Collaboration Agreement, if Sanofi so elected to continue the Collaboration Agreement, it would be obligated to pay:

•	a one-time, non-refundable, non-creditable cash payment of $45.0 million; and
•

an additional $40.0 million reduced by $5.0 million in connection with the purchase of the Company’s preferred stock, assuming the Company has not previously closed (i) either a Qualified IPO (at which time this obligation will terminate) or a private financing prior to a Qualified IPO and (ii) Sanofi has not previously purchased shares of the Company’s stock pursuant to such rights to purchase the Company’s capital stock in accordance with the terms of the Collaboration Agreement. The $40.0 million payment was reduced by $5.0 million to $35.0 million in connection with Sanofi’s subsequent purchase of shares of the Company’s Series B redeemable convertible preferred stock in April 2015, and the remaining obligation terminated in connection with the Company’s IPO in October 2015.

Sanofi elected to continue the Collaboration Agreement in December 2016.  The Company recorded a receivable and deferred revenue as of December 31, 2016 for the $45.0 million continuation payment, upon receipt of the election to continue, which the Company is recognizing on a straight-line basis over the expected term of research and development services through December 31, 2018 because there is no more discernable pattern of performance for which the R&D services occur. The payment was subsequently received in January 2017. In relation to this continuation payment, the Company recognized $5.6 million and $11.3 million as revenue during the three and six months ended June 30, 2017, respectively, and had deferred revenue on its consolidated balance sheet of $33.8 million as of June 30, 2017.

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

The Company had determined that Sanofi’s right to purchase the redeemable convertible preferred stock at the discounted price, and the Company’s corresponding obligation to issue this additional redeemable convertible preferred stock, represented a freestanding financial instrument. The freestanding convertible preferred stock call option liability was initially recorded at its fair value of $0.7 million in 2014. The Company did not have a liability related to the redeemable convertible preferred stock call option on its consolidated balance sheet as of June 30, 2017 and December 31, 2016.

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

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Scientific equipment	$5,418	$4,858
Furniture and equipment	680	546
Capitalized software	276	237
Leasehold improvements	307	308
Total	6,681	5,949
Less: Accumulated depreciation	(3,825)	(3,191)
Property and equipment, net	$2,856	$2,758

Depreciation expense was $0.3 million and $0.2 million, for the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $0.5 million, for the six months ended June 30, 2017 and 2016, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Payroll and related expenses	$2,869	$3,717
Clinical research and development	6,070	3,981
Other	1,214	992
Total accrued liabilities	$10,153	$8,690

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

Facility Leases

On June 29, 2012, the Company entered into a 66-month lease for approximately 12,000 square feet of office and laboratory space in South San Francisco with annual payments of approximately $0.5 million. In connection with this lease agreement, the Company also entered into a shared facilities and services agreement with Global Blood Therapeutics, Inc. (“GBT”), a co-tenant in the office building. In October 2014, the Company entered into a lease assignment agreement with the owner of the building and GBT to allow GBT to sublease the Company’s portion of the building beginning in March 2015. For the three and six months ended June 30, 2017, the Company recorded approximately $0.1 million and $0.2 million, respectively, of sublease income and $0.1 million and $0.2 million, respectively, of sublease expense, which is recorded in interest and other income, net in the consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2016, the Company recorded approximately $0.1 million and $0.2 million, respectively, of sublease income and $0.1 million and $0.2 million, respectively, of sublease expense, which is recorded in interest and other income, net in the consolidated statements of operations and comprehensive loss.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The Company has provided deposits for letters of credit totaling $0.3 million to secure its obligations under its leases, which have been classified as long-term assets on the Company’s consolidated balance sheet as of June 30, 2017.

Rent expense, net, was $0.4 million and $0.7 million, for each of the three and six months ended June 30, 2017 and 2016, respectively.

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of June 30, 2017, or December 31, 2016.

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

7. Stockholders’ Equity

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows:

	June 30, 2017	December 31, 2016
Options issued and outstanding	3,332,142	2,141,868
Shares available for issuance under 2015 Stock Option and Incentive Plan	797,339	720,921
Shares available for issuance under 2015 Employee Stock Purchase Plan	479,947	202,087
Total	4,609,428	3,064,876

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

8. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to options granted to employees and consultants for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$610	$247	$1,200	$421
General and administrative	731	357	1,546	597
Total	$1,341	$604	$2,746	$1,018

The following summarizes option activity under the 2012 Equity Incentive Plan and 2015 Stock Option and Incentive Plan:

	Shares Subject to	Weighted Average
	Outstanding Options	Exercise Price Per Share
Balance at December 31, 2016	2,141,868	$6.42
Options granted	1,340,475	$12.49
Options exercised	(15,281)	$1.66
Options canceled	(134,920)	$10.01
Balance at June 30, 2017	3,332,142	$8.74

Pursuant to the terms of the Company’s 2015 Employee Stock Purchase Plan (the “2015 ESPP”), on April 28, 2017, the Company issued 36,429 shares to participants in the 2015 ESPP in exchange for their contributions during the period from November 1, 2016 to April 28, 2017.

In relation to stock options to purchase common stock that vest upon the achievement of performance criteria, the Company recorded zero and $174,000 in stock-based compensation expense for the three and six months ended June 30, 2017, respectively, and $73,000 for each of the three and six months ended June 30, 2016. The Company begins to recognize expenses related to these options during the period upon concluding that certain performance criteria are considered probable.

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net loss	$(12,837)	$(9,760)	$(24,384)	$(18,180)
Net loss attributable to common stockholders, basic and diluted	$(12,837)	$(9,760)	$(24,384)	$(18,180)
Denominator
Weighted average shares outstanding	31,446,235	27,023,566	31,437,448	27,024,104
Less: weighted average shares subject to repurchase	(245,462)	(686,382)	(286,232)	(739,474)
Weighted average shares used to compute basic and diluted net loss per share	31,200,773	26,337,184	31,151,216	26,284,630
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.37)	$(0.78)	$(0.69)

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2017	2016
Common stock subject to repurchase	219,267	626,810
Stock options to purchase common stock	3,332,142	2,044,636

As of June 30, 2017, the Company has contributions from plan participants of $130,000 under the 2015 ESPP, which if converted, would be equivalent to 11,216 shares based on 85% of the stock price at the beginning of the offering period.

10. Related Party Transactions

In September 2012, the Company began receiving consulting and management services pursuant to an unwritten agreement with Third Rock Ventures, which is one of the Company’s largest shareholders. Kevin Starr, a director of the Company, is a partner of Third Rock Ventures. Charles Homcy, a former director who resigned from the Board of Directors in March 2017, is a venture partner of Third Rock Ventures. The consulting fees paid to Third Rock Ventures were incurred by the Company in the ordinary course of business, and were $23,000 and $32,000 for the three and six months ended June 30, 2017, respectively, and $10,000 and $24,000 for the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company had an outstanding liability to Third Rock Ventures of $4,000 and $9,000, respectively.

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

We have completed enrollment in a Phase 2 clinical trial of mavacamten (formerly known as MYK-461), our product candidate for the treatment of HCM, and are currently enrolling subjects in a Phase 1 clinical trial of MYK-491, our product candidate for the treatment of DCM. Using our precision medicine development strategy, we believe we have efficiently generated clinical proof of mechanism for mavacamten in both healthy volunteers and in HCM patients, and we intend to pursue a similar path for MYK-491. In 2016, mavacamten was granted Orphan Drug Designation by the U.S. Food and Drug Administration, or the FDA, for the treatment of symptomatic, obstructive hypertrophic cardiomyopathy (oHCM), a subset of HCM.

Financial Overview

We have not generated net income from operations, and, as of June 30, 2017, we had an accumulated deficit of $102.2 million, primarily as a result of research and development and general and administrative expenses.

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

Through June 30, 2017, we have financed our operations through an IPO, a follow-on public offering, private placements of redeemable convertible preferred stock and funds received in connection with the Collaboration Agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., entered into in August 2014. Prior to our IPO, we received net proceeds of $93.9 million from the sale of shares of our Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, we completed our IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. On October 3, 2016, we completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.1 million, after deducting underwriting discounts, commissions and estimated offering costs. In connection with the Collaboration Agreement, we have received

$105.0 million from Sanofi S.A., consisting of a $35.0 million upfront payment, a $25.0 million milestone payment for the submission of an investigational new drug application (“IND”), for MYK-491 with the FDA in November 2016, and a $45.0 million continuation payment from Sanofi in January 2017. As of June 30, 2017, we had cash and cash equivalents of $117.3 million, short-term investments of $16.0 million and long-term investments of $32.0 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months.

We have no manufacturing facilities, and all of our manufacturing activities are contracted out to a third party. Additionally, we currently utilize third-party clinical research organizations (“CROs”) to carry out our clinical development and trials. We do not yet have a sales organization.

We expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform, the development and potential commercialization of mavacamten and MYK-491, and the discovery, development and potential commercialization of any additional product candidates we may pursue. Specifically, we expect to continue to incur substantial expenses in connection with our ongoing PIONEER-HCM Phase 2 clinical trial of mavacamten and any additional Phase 2 and Phase 3 clinical trials that we may conduct for mavacamten, as well as our ongoing and planned clinical development activities for MYK-491. We will need substantial additional funding to support our operating activities as we advance mavacamten, MYK-491, and other potential product candidates through clinical development, seek regulatory approval and prepare for, and if approved, proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all.

The research and development expenses incurred in the development and potential commercialization of mavacamten, MYK-491 and other product candidates are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
mavacamten	$7,448	$4,772	$12,424	$9,035
MYK-491	2,521	1,872	5,396	3,586
Other	3,720	2,635	7,786	4,788
Total research and development expenses:	$13,689	$9,279	$25,606	$17,409

License and Collaboration Agreement with Sanofi

In August 2014, we entered into the Collaboration Agreement with Aventis, Inc., a wholly-owned subsidiary of Sanofi S.A., that covers three main research programs: our first program in HCM (referred to as mavacamten or HCM-1), a second program in HCM (referred to as HCM-2) and our first program in DCM (referred to as MYK-491 or DCM-1). For purposes of this filing, we refer to Sanofi as our co-party to the Collaboration Agreement.

Under the Collaboration Agreement, we are responsible for conducting research and development activities through early human efficacy studies, except for specified research activities to be conducted by Sanofi. Thereafter, we will lead worldwide development and U.S. commercial activities for the mavacamten and HCM-2 programs, Sanofi will lead global development and commercial activities for MYK-491 and Sanofi will lead commercial activities for the mavacamten and HCM-2 programs where it has ex-U.S. commercialization rights. Sanofi also has the option to co-promote the mavacamten and HCM-2 programs in the United States only in the event of a potential expanded cardiovascular disease indication outside of the genetically targeted indications for mavacamten and HCM-2. We have co-commercialization rights to MYK-491 in the United States, at our option.

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

Under the Collaboration Agreement, Sanofi also agreed to provide up to $200.0 million in upfront and milestone payments, equity investments and research and development support. As of June 30, 2017, of such amount, we have received from Sanofi an initial non-refundable upfront cash payment of $35.0 million and equity investments of $10.0 million in exchange for Series A-1 redeemable convertible preferred stock, and a $25.0 million milestone-based payment.  In addition, we have received equity funding outside of the original agreement of $5.0 million in exchange for Series B redeemable convertible preferred stock and $9.0 million in exchange for shares of our common stock in our IPO. In January 2017, we also received a $45.0 million continuation payment. The total payments we were originally eligible to receive also included an obligation from Sanofi to purchase an additional $40.0 million of our capital stock if Sanofi provided notice of its intent to continue the collaboration prior to December 31, 2016. Under the Collaboration Agreement, Sanofi’s obligation to purchase the additional $40.0 million of our capital stock (which was reduced by $5.0 million for its purchase of the Series B redeemable convertible preferred stock) terminated in connection with the closing of our IPO in November 2015. Additionally, we are eligible to receive up to $45.0 million of approved in-kind research and clinical activities.

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

Our significant accounting policies are more fully described in Note 2 of our Annual Report.  We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.  There have been no changes to our significant accounting policies during the six months ended June 30, 2017, except with respect to changes in our policy on Stock-Based Compensation. As permitted under ASU 2016-09, we have elected to recognize forfeitures as they occur, and no longer estimate a forfeiture rate when calculating the stock-based compensation for our equity awards.

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

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income earned on our cash and cash equivalents.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Collaboration and license revenue	$5,625	$3,549	$2,076
Operating expenses:
Research and development	13,689	9,279	4,410
General and administrative	5,082	4,056	1,026
Total operating expenses	18,771	13,335	5,436
Loss from operations	(13,146)	(9,786)	3,360
Interest and other income, net	309	26	283
Net loss and comprehensive loss	$(12,837)	$(9,760)	$3,077

Collaboration and License Revenue

Collaboration and license revenue increased $2.1 million, or 58%, from the $3.5 million during the three months ended June 30, 2016 to $5.6 million for the three months ended June 30, 2017. The amount for the period ended June 30, 2016 relates to revenue we recognized from the initial upfront payment of $35.0 million under the Collaboration Agreement with Sanofi. The amount for the period ended June 30, 2017 relates to revenue we recognized from the continuation payment of $45.0 million under the Collaboration Agreement.

Research and Development Expenses

Research and development expenses increased $4.4 million, or 48%, from $9.3 million for the three months ended June 30, 2016 to $13.7 million for the three months ended June 30, 2017. The increase in research and development expenses was primarily due to a $1.4 million increase in personnel expenses as a result of an increase in employee headcount, a $1.3 million increase in contract research, chemistry and biology expenses on discovery and pre-clinical programs including HCM-2 and a back-up program for DCM-1, a $0.1 million increase in drug manufacturing costs for mavacamten (formerly known as MYK-461) and MYK-491, $1.9 million increase in clinical expenses for mavacamten and MYK-491 clinical trials, and a $0.4 million increase in stock compensation expense.

We expect research and development expenses to increase in future periods as we continue the development of our lead product candidate, mavacamten, in clinical trials as well as preclinical and subsequent clinical activities for our MYK-491, HCM-2, additional mechanisms within DCM, and other back-up programs. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

General and Administrative Expenses

General and administrative expenses increased $1.0 million, or 25%, from $4.1 million for the three months ended June 30, 2016 to $5.1 million for the three months ended June 30, 2017. The increase in general and administrative expenses was primarily due to a $0.1 million increase in personnel expenses as a result of an increase in employee headcount, increases of $0.3 million in office and related expenses, $0.1 million in recruiting expense, and a $0.4 million increase in stock compensation expense as we expanded our operations.

We expect general and administrative expenses to continue to increase in future periods, reflecting both the increased costs in connection with the continued clinical development and potential future commercialization of mavacamten, the ongoing and planned clinical development of MYK-491, as well as an expanded infrastructure and increased professional fees.

Interest and Other Income, Net

Interest and other income increased $283,000 or 1088%, from $26,000 for the three months ended June 30, 2016 to $309,000 for the period ending June 30, 2017. The increase in interest income was primarily due to investments.

Comparison of the Six-Month Periods Ended June 30, 2017 and 2016

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Collaboration and license revenue	$11,250	$7,099	$4,151
Operating expenses:
Research and development	25,606	17,409	8,197
General and administrative	10,558	7,916	2,642
Total operating expenses	36,164	25,325	10,839
Loss from operations	(24,914)	(18,226)	6,688
Interest and other income, net	530	46	484
Net loss and comprehensive loss	$(24,384)	$(18,180)	$6,204

Collaboration and License Revenue

Collaboration and license revenue increased $4.2 million, or 58%, from the $7.1 million during the three months ended June 30, 2016 to $11.3 million for the six months ended June 30, 2017. The amount for the period ended June 30, 2016 relates to revenue we recognized from the initial upfront payment of $35.0 million under the Collaboration Agreement with Sanofi. The amount for the period ended June 30, 2017 relates to revenue we recognized from the continuation payment of $45.0 million under the Collaboration Agreement.

Research and Development Expenses

Research and development expenses increased $8.2 million, or 47%, from $17.4 million for the six months ended June 30, 2016 to $25.6 million for the six months ended June 30, 2017. The increase in research and development expenses was primarily due to a $2.6 million increase in personnel expenses as a result of an increase in employee headcount, a $2.6 million increase in contract research, chemistry and biology expenses on discovery and pre-clinical programs including HCM-2 and a back-up program for DCM-1, a $0.3 million increase in drug manufacturing costs for mavacamten and MYK-491, $2.8 million increase in clinical expenses for mavacamten and MYK-491 clinical trials, and a $0.8 million increase in stock compensation expense.

We expect research and development expenses to increase in future periods as we continue the development of our lead product candidate, mavacamten, in clinical trials as well as preclinical and subsequent clinical activities for our MYK-491, HCM-2, additional mechanisms within DCM, and other back-up programs. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

General and Administrative Expenses

General and administrative expenses increased $2.7 million, or 33%, from $7.9 million for the six months ended June 30, 2016 to $10.6 million for the six months ended June 30, 2017. The increase in general and administrative expenses was primarily due to a $0.6 million increase in personnel expenses as a result of an increase in employee headcount, increase of $0.4 million in office and related expenses in marketing of $0.6 million, and a $0.9 million increase in stock-compensation expense as we expanded our operations.

We expect general and administrative expenses to continue to increase in future periods, reflecting both the increased costs in connection with the continued clinical development and potential future commercialization of mavacamten, the ongoing and planned clinical development of MYK-491, as well as an expanded infrastructure and increased professional fees.

Interest and Other Income, Net

Interest and other income increased $484,000 or 1052%, from $46,000 for the six months ended June 30, 2016 to $530,000 for the period ending June 30, 2017. The increase in interest income was primarily due to investments.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our equity securities, payments received in connection with the Collaboration Agreement, and our public offerings of common stock. During 2014, we received net proceeds of $28.9 million from the sale of Series A and Series A-1 redeemable convertible preferred stock and, in August 2014, we received an upfront payment of $35.0 million from Sanofi in connection with the entry into the Collaboration Agreement. In April 2015, we received net proceeds of $45.8 million from the sale of Series B redeemable convertible preferred stock. Pursuant to the IPO in November 2015, we received net proceeds of $55.6 million, net of underwriting discounts, commissions and offering costs.  On October 3, 2016, we completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.1 million, after deducting underwriting discounts, commissions and estimated offering costs.  In connection with the Collaboration Agreement, we have received $60.0 million from Sanofi S.A., consisting of a $35.0 million upfront payment, and a $25.0 million payment for the submission of an IND for MYK-491 with the FDA in November 2016.  In addition, we received a $45.0 million continuation payment from Sanofi in January 2017 in connection with Sanofi’s decision in December 2016 to extend the collaboration term. As of June 30, 2017, we had cash and cash equivalents of $117.3 million, short-term investments of $16.0 million and long-term investments of $32.0 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months.

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize mavacamten, MYK-491 or other product candidates.

We expect that our existing cash and cash equivalents will provide sufficient funds to sustain operations through at least the next 12 months based on our existing business plan. However, we expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform, the development and potential commercialization of mavacamten and MYK-491, and the discovery, development and potential commercialization of any additional product candidates we may pursue. Specifically, we have incurred substantial expenses in connection with our Phase 1 clinical trials of mavacamten and expect to continue to incur substantial expenses in connection with our ongoing PIONEER-HCM Phase 2 clinical trial of mavacamten and any additional Phase 2 and Phase 3 clinical trials that we may conduct for mavacamten, as well as our ongoing and planned clinical development activities for MYK-491. Furthermore, if our planned Phase 2 and potential Phase 3 clinical trials for mavacamten are successful, or our other product candidates, including MYK-491, enter into later stage clinical trials or more advanced discovery and development stages, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

We will continue to require additional financing to develop our product candidates and fund operations for the foreseeable future through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress and the costs of our ongoing and planned clinical trials of mavacamten and MYK-491;
•	our ability to receive additional payments from Sanofi pursuant to the Collaboration Agreement and timing thereof;
•	the number of product candidates that we intend to develop using our precision medicine platform;
•	the costs of research and preclinical studies to support the advancement of other product candidates into clinical development;
•

the timing of, and costs involved in, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we currently expect;

•	the costs of preparing to manufacture mavacamten on a larger scale, and to manufacture MYK-491 for clinical development;
•	the costs of commercialization activities if mavacamten or any future product candidate is approved, including the formation of a sales force;
•	the degree and rate of market acceptance of any products launched by us or our partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need and ability to hire additional personnel;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash Flows from Continuing Operations:
Net cash provided by (used in) operating activities	$13,755	$(23,944)
Net cash used in investing activities	(32,639)	(766)
Net cash provided by financing activities	392	60
Net decrease in cash and cash equivalents	$(18,492)	$(24,650)

Cash Provided by/ Used in Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2017 was $13.7 million, and was primarily due to the $45.0 million continuation payment received from Sanofi, partially offset by the net loss for the period of $24.4 million and a decrease in deferred revenue of $11.3 million, stock-based compensation expense of $2.7 million, and changes in operating assets and liabilities, including, a decrease in accrued liabilities of $1.5 million.

Net cash used in operating activities for the six months ended June 30, 2016 was $23.9 million, and was primarily due to the net loss for the period partially offset by stock-based compensation expense of $1.0 million, and was also affected by changes in operating assets and liabilities, including a decrease in deferred revenue of $7.1 million and a decrease in accounts payable of $0.4 million.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2017 consisted primarily of purchases of investments of $36.0 million, offset by sale of investments of $4.0 million. During the six months ended June 30, 2017 and 2016, we also had some investments in equipment.

Cash Used in Financing Activities

Cash provided by financing activities for the six months ended June 30, 2017 consisted of proceeds from the issuance of common stock in connection with purchases pursuant to the 2015 ESPP and funds received as a result of common stock option exercise of $0.4 million, partially offset by payments of financing-related costs.

Cash provided by financing activities in the six months ended June 30, 2016 consisted of proceeds from the issuance of common stock in connection with purchases pursuant to the 2015 ESPP of $0.2 million, offset by payments of $0.2 million in deferred offering costs.

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of our business to our contractual obligations during the six months ended June 30, 2017, as compared to those disclosed in our Annual Report.

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

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2017, we had cash and cash equivalents of $117.3 million, consisting of interest-bearing money market accounts, short-term investments of $16.0 million, consisting of corporate securities, and long-term investments of $32.0 million, consisting of United States government agency obligations, which would be affected by changes in the general level of United States interest rates. However, due to the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and Senior Vice President, Finance and Corporate Development, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Senior Vice President, Finance and Corporate Development have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are an early-stage company. We were incorporated and commenced operations in June 2012. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, creating and expanding on our precision medicine platform, identifying potential product candidates, undertaking preclinical studies for our programs, conducting Phase 1 clinical trials for our most advanced product candidate, mavacamten (formerly known as MYK-461) and commencing and conducting Phase 2 clinical development of mavacamten and Phase 1 clinical development of our second product candidate, MYK-491. We have not yet demonstrated our ability to successfully complete the clinical development of a product candidate, including the completion of any clinical trials designed to show the efficacy of a product candidate, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our initial product candidates, mavacamten and MYK-491, are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of these or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our net loss for the three and six months ended June 30, 2017 was $12.8 million and $24.4 million, respectively. As of June 30, 2017, we had an accumulated deficit of $102.2 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

We are currently advancing mavacamten and MYK-491, our initial product candidates, through clinical development, and conducting preclinical discovery and development activities in our other programs. Drug development is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical trials.

As of June 30, 2017, our cash and cash equivalents were $117.3 million. We intend to use our cash and cash equivalents to fund the advancement of our mavacamten clinical development program, including our ongoing PIONEER-HCM Phase 2 study in symptomatic oHCM patients, the progression of MYK-491 through clinical proof-of-concept, our ongoing preclinical, discovery and research programs and the expansion of our platform, as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, mavacamten, MYK-491 or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

•	the rate of progress and the cost of our ongoing and planned clinical trials of mavacamten and MYK-491;
•	our ability to successfully maintain our collaboration with Sanofi, and the amount and timing of any subsequent payments we may receive pursuant to the collaboration;
•	the number of product candidates that we intend to develop using our precision medicine platform;
•	the costs of research and preclinical studies to support the advancement of other product candidates into clinical development;

•

the timing of, and costs involved in, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we currently expect;

•	the costs of preparing to manufacture mavacamten on a larger scale, and to manufacture MYK-491 for further clinical development;
•	the costs of commercialization activities if mavacamten or any future product candidate is approved, including the formation of a sales force;
•	the degree and rate of market acceptance of any products launched by us or our partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need and ability to hire additional personnel;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new standard and its amendments will be effective for our fiscal year 2018 with early adoption permitted for our fiscal year 2017. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our revenue transactions. Thus, adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. See “Note 2 – Summary of Significant Accounting Policies” for additional discussion of the accounting changes.

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

We depend heavily on the success of mavacamten (formerly known as MYK-461) and MYK-491, our initial product candidates. Other than mavacamten and MYK-491, all of our other programs are in discovery or preclinical development. Preclinical testing and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification of our initial product candidates, mavacamten for the treatment of hypertrophic cardiomyopathy (“HCM”) and MYK-491 for the treatment of dilated cardiomyopathy (“DCM”). We are currently evaluating mavacamten and MYK-491 in early-stage clinical trials, and, if these product candidates fail to demonstrate safety or efficacy in their respective target indications to the satisfaction of the FDA or other comparable regulatory authorities, we will need to identify and rely on other product candidates or target indications, or both, for clinical development. All of our other programs are still in discovery or preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of mavacamten, MYK-491 or other product candidates that we may identify from our precision medicine platform.

The success of mavacamten, MYK-491 and any other product candidates that we discover and develop will depend on many factors, including the following:

•

timely and successful initiation, enrollment in, and completion of, clinical trials, including our ongoing PIONEER-HCM Phase 2 clinical trial of mavacamten in HCM, our ongoing Phase 1 clinical trial of MYK-491 in DCM and our planned additional clinical trials of these product candidates;

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

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical development or clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, although our preclinical observations and data generated to date from our Phase 1 clinical trials of mavacamten support our hypothesis that mavacamten has the potential to reduce cardiac muscle contractility and our belief that such data have demonstrated clinical proof of mechanism in both HCM patients and healthy volunteers, we have not completed clinical trials of mavacamten in larger populations. In addition, our precision medicine platform is based on a translational medicine approach. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical or early clinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. For example, although mavacamten has been observed to reduce cardiac contractility as measured by certain established biomarkers in our first Phase 1 clinical trial in healthy volunteers, the predictive value of these biomarkers in HCM patients may prove to be less than anticipated in subsequent, larger clinical trials. The initial clinical data from our Phase 1 clinical trials of mavacamten are preliminary in nature, based on limited doses and a small sample size, and the clinical development of mavacamten is not complete. Early positive data may not be repeated or observed in ongoing or future trials involving our product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials, particularly in the field of cardiovascular medicine. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. We may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Additionally, although we believe that our precision medicine approach should eliminate the need for mavacamten to undergo the large outcomes-based studies that are often required for cardiovascular drugs as a condition to regulatory approval by the FDA or other regulatory authorities, regulatory authorities may nevertheless require us to conduct additional trials or generate additional data, including potential trials studying the interaction of our product candidates with other therapeutics commonly administered in the patient populations we are seeking to treat, which would increase the time and cost of our clinical development process.  Furthermore, we will need to conduct larger clinical trials, and the FDA may subsequently require us to evaluate a larger number of patients than we presently anticipate, or to assess other endpoints besides those presently contemplated, in order to support regulatory approval.

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

Adverse events or other unintended side effects or safety signals caused by our product candidates could cause us, IRBs or ethics committees, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. For example, through additional studies, we may determine that although mavacamten has been shown to be specific to striated muscle, which includes both skeletal and cardiac muscle, and selective for cardiac muscle, it may target myosin in skeletal muscle, which could result in unintended adverse effects. We have observed a number of adverse events in our clinical trials of mavacamten. In particular, we have observed at least one serious adverse event to date that occurred in the highest dose cohort of our single ascending dose Phase 1 clinical trial of mavacamten in HCM patients, which was described as a transient episode of hypotension and asystole, due to a vasovagal reaction, or low blood pressure and a temporary loss of heartbeat due to a nervous system reflex. Results of our ongoing and planned trials could reveal a high and unacceptable severity and prevalence of these or other adverse events in subjects treated with our product candidates. Additionally, if the adverse events we have observed are deemed to be unacceptable or other unacceptable side effects or safety signals are observed in any ongoing or subsequent preclinical studies or clinical trials of our product candidates, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Any adverse effects encountered in our preclinical studies or clinical trials, whether or not drug-related, could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.  Additionally, adverse effects may represent safety signals that could influence the benefit-risk assessment for further development or commercialization of a product candidate and may warrant further clinical or nonclinical investigation, consultation with health authorities, changes to product labeling or guidelines for its safe use, or other scientific or regulatory actions.  Any of these occurrences may harm our business, financial condition and prospects significantly.

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market mavacamten, MYK-491 or any other product candidate we may develop, which would significantly harm our business, results of operations and prospects.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to incentives such as tax advantages and user-fee waivers.  In April 2016, the FDA granted Orphan Drug Designation for mavacamten for use in the treatment of symptomatic obstructive HCM.

In addition, if a product that has Orphan Drug Designation subsequently receives the first approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which in the United States means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances. The exclusivity granted under any Orphan Drug Designations that we have received or may receive may not effectively protect the product candidate from competition.  Although we have received Orphan Drug Designation from the FDA for mavacamten for use in the treatment of symptomatic obstructive HCM, we may not be the first to obtain marketing approval of this drug for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve another drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior, in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.  Any inability to secure or maintain Orphan Drug Designation or the exclusivity benefits of this designation would have an adverse impact on our ability to develop and commercialize our product candidates.

Risks Related to Our Reliance on Third Parties

We are substantially dependent upon our collaboration agreement with Sanofi for the development and eventual commercialization of mavacamten, MYK-491 and any product candidates from our HCM-2 program. If this collaboration is unsuccessful or is terminated, we may be unable to commercialize certain product candidates and we will not receive additional funding from this relationship.

We depend upon our license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., which we refer to as the Collaboration Agreement, for financial and scientific resources related to the clinical development and commercialization of product candidates under our mavacamten, MYK-491 and HCM-2 programs. While Sanofi has obligations to fund various research and development activities under the collaboration and with respect to the commercialization of product candidates in selected territories under certain programs under the Collaboration Agreement, our ability to receive funding from this relationship will depend upon the ability and willingness of Sanofi to successfully meet its responsibilities under our Collaboration Agreement and continue the collaboration. We may not receive some or all of the financial and scientific resources that we currently expect to receive under our Collaboration Agreement.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for the commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for mavacamten for our Phase 1 clinical trials and our ongoing PIONEER-HCM Phase 2 clinical trial from third-party manufacturers, and we intend to rely on third-party manufacturers for our ongoing and planned clinical development activities for mavacamten and MYK-491. We do not have a long term supply agreement with the third-party manufacturers, and we purchase our required drug supply on a purchase order basis. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for a redundant supply of bulk drug substances. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

Any failure to achieve or maintain sufficient market acceptance of mavacamten, MYK-491 or any of our other product candidates, if approved, could significantly harm our business, prospects, financial condition and results of operations.

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

In the United States, the EU, and other foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, ACA changes the way healthcare is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical and biotechnology industries. ACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic products, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. At this time, the full effect that ACA or any successor laws and regulations would have on our business remains unclear.

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

As of June 30, 2017, we had 97 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have a wholly-owned Australian subsidiary through which we conduct clinical trials in Australia. Our business strategy also contemplates potential additional international operations as we seek to continue the development of mavacamten, MYK-491 and other product candidates that we have or may identify, seek regulatory approval for our product candidates, and commercialize any product candidates that are approved outside the United States. If any product candidates for which we have retained worldwide commercial rights are approved, we may hire sales representatives and conduct physician and patient group outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any medicines that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or medicines that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue; and
•	the inability to commercialize mavacamten, MYK-491 or any other product candidates that we may develop.

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

We have also registered all shares of our common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. As a result, these shares will be eligible for sale in the public market to the extent permitted by any applicable vesting requirements and the exercise of options, and restrictions under applicable securities laws. In addition, our directors, executive officers and certain affiliates have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock.  If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.  Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In particular, we have filed a registration statement on Form S-3 registering for resale 9,184,352 shares of common stock held by entities affiliated with our major shareholder, Third Rock Ventures, which was declared effective by the SEC on July 21, 2017.  These shares, together with any additional shares that we may register for resale, can be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of August 2, 2017, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 72.0% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting starting with our Annual Report on Form 10-K for the fiscal year ending December 31, 2016. However, while we remain an emerging growth company, we will not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Repurchases of Company Equity Securities.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(in thousands, except per share amounts)
April 1, 2017 through April 30, 2017	5,845	$1.25	—	—
May 1, 2017 through May 31, 2017	—	—	—	—
June 1, 2017 through June 30, 2017	—	—	—	—
Total	5,845	$1.25	—	—

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

Date: August 7, 2017	MYOKARDIA, INC.

	By:	/s/ Tassos Gianakakos
Tassos Gianakakos
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2017	By:	/s/ Jake Bauer
Jake Bauer Senior Vice President, Finance and Corporate Development (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference From	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	11/18/2015	3.1

3.2	Amended and Restated Bylaws.	S-1/A	10/13/2015	3.4

4.1	Specimen Common Stock Certificate.	S-1/A	10/19/2015	4.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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