Form 10-Q
period 2017-09-30
MyoKardia Inc
filed 2017-11-03
CIK 1552451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of outstanding shares of the registrant’s common stock on October 31, 2017 was 35,741,036 shares.

MYOKARDIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MYOKARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$227,184	$135,797
Short-term investments	19,993	4,072
Receivable from collaboration partner	—	45,000
Prepaid expenses and other current assets	1,545	1,394
Total current assets	248,722	186,263
Property and equipment, net	2,633	2,758
Long-term investments	36,003	12,002
Other long-term assets	432	283
Total assets	$287,790	$201,306
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,030	$1,798
Accrued liabilities	10,634	8,690
Deferred revenue - current	22,500	22,500
Total current liabilities	35,164	32,988
Other long-term liabilities	246	436
Deferred revenue - noncurrent	5,625	22,500
Total liabilities	41,035	55,924
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 and 150,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 35,733,002 and 31,428,998 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4	3
Additional paid-in capital	363,205	223,208
Accumulated other comprehensive (loss) income	(52)	8
Accumulated deficit	(116,402)	(77,837)
Total stockholders’ equity	246,755	145,382
Total liabilities and stockholders’ equity	$287,790	$201,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Collaboration and license revenue	$5,625	$3,550	$16,875	$10,649
Operating expenses:
Research and development	14,361	8,783	39,967	26,192
General and administrative	5,884	4,031	16,442	11,947
Total operating expenses	20,245	12,814	56,409	38,139
Loss from operations	(14,620)	(9,264)	(39,534)	(27,490)
Interest and other income, net	447	33	977	79
Net loss	(14,173)	(9,231)	(38,557)	(27,411)
Other comprehensive loss	2	—	60	—
Comprehensive loss	(14,171)	(9,231)	(38,497)	(27,411)
Net loss attributable to common stockholders	$(14,173)	$(9,231)	$(38,557)	$(27,411)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.35)	$(1.21)	$(1.04)
Weighted average number of shares used to compute net loss per share attributable to common stockholders, basic and diluted	33,525,567	26,470,298	31,951,631	26,331,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(38,557)	$(27,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,347	1,781
Depreciation	977	815
Accretion of discounts and amortization of premiums on investments	62	—
Change in operating assets and liabilities:
Receivable from collaboration partner	45,000	—
Prepaid expenses and other current assets	(151)	520
Other long-term assets	(149)	—
Accounts payable	228	(372)
Accrued liabilities	2,029	1,027
Other long-term liabilities	(118)	(75)
Deferred revenue	(16,875)	(10,649)
Net cash used in operating activities	(3,207)	(34,364)
Cash flows from investing activities:
Purchases of investments	(44,044)	—
Sale of investments	4,000	—
Purchases of property and equipment	(917)	(854)
Net cash used in investing activities	(40,961)	(854)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	133,925	—
Proceeds from exercise of stock options and employee stock purchase plan	1,668	226
Payments of prior period offering costs	(38)	(153)
Net cash provided by financing activities	135,555	73
Net increase (decrease) in cash and cash equivalents	91,387	(35,145)
Cash and cash equivalents, beginning of period	135,797	112,265
Cash and cash equivalents, end of period	$227,184	$77,120
Supplemental disclosures of noncash investing and financing activities
Unpaid offering costs included in period-end accounts payable and accrued liabilities	$63	$461
Vesting of early exercised options and restricted stock	$156	$226
Unpaid portion of property and equipment purchases included in period-end accounts payable and accrued liabilities	$38	$7

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

Through September 30, 2017, the Company has financed its operations through an initial public offering (“IPO”), two follow-on public offerings, private placements of redeemable convertible preferred stock and funds received in connection with a license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., entered into in August 2014 (the “Collaboration Agreement”) (See Note 4). The Company received net proceeds of $93.9 million from the sale of shares of its Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, the Company completed its IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. On October 3, 2016, the Company completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.1 million, after deducting underwriting discounts, commissions and estimated offering costs. On August 14, 2017, the Company completed another follow-on public offering of 4,025,000 shares of common stock at an offering price of $35.50 per share, resulting in net proceeds of approximately $133.8 million, after deducting underwriting discounts, commissions and estimated offering costs. In connection with the Collaboration Agreement, the Company has received $105.0 million from Sanofi S.A., consisting of a $35.0 million upfront payment, a $25.0 million milestone payment for the submission of an investigational new drug application (“IND”) for MYK-491 with the FDA in November 2016, and a $45.0 million continuation payment from Sanofi in January 2017. As of September 30, 2017, the Company had an accumulated deficit of $116.4 million and cash and cash equivalents of $227.2 million, short-term investments of $20.0 million and long-term investments of $36.0 million.

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

2. Summary of Significant Accounting Policies

Significant accounting policies are described in Note 2 to the consolidated financial statements for the year ended December 31, 2016 included in the Annual Report.  There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2017, except as described below.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March, April, and May 2016, the FASB issued amended guidance including clarifying guidance on principal versus agent considerations, identification of performance obligations, collectability and noncash considerations. ASU 2014-09 and its amendments are effective for public entities for annual and interim periods beginning after December 15, 2017; therefore, the Company will adopt the new revenue standards in the first quarter of 2018. Since its formation, the Company has only had transactions which are recognized in revenue which relate to its Collaboration Agreement with Sanofi S.A. The Company is evaluating whether or not the identification of performance obligations and determination of their stand-alone values would remain unchanged under the new revenue standards. The Company plans to adopt the standard in the first quarter of fiscal year 2018 by applying the full retrospective method. The Company’s ability to adopt using the full retrospective method is dependent on the

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

completion of its analysis of information necessary to restate prior period financial statements. The Company is continuing to evaluate the accounting, transition and disclosure requirements of the standard and is in process of assessing the financial statement impact of adoption.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$227,466	$227,466	$—	$—
U.S. government agency obligations	31,963	—	31,963	—
Corporate securities	24,033	—	24,033	—
Total	$283,462	$227,466	$55,996	$—

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$136,481	$136,481	$—	$—
U.S. government agency obligations	12,075	—	12,075	—
Corporate securities	3,999	—	3,999	—
Total	$152,555	$136,481	$16,074	$—

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands) of the Company’s marketable securities by contractual maturities:

	Fair Value Measurements at September 30, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$227,466	$—	$—	$227,466
Short-term investments (due within one year)	20,009	—	(16)	$19,993
Long-term investments (due between one and two years)	36,033	3	(33)	$36,003
Total	$283,508	$3	$(49)	$283,462

	Fair Value Measurements at December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$136,481	$—	$—	$136,481
Short-term investments (due within one year)	4,072	—	—	4,072
Long-term investments (due between one and two years)	11,988	14	—	12,002
Total	$152,541	$14	$—	$152,555

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

The Company is also entitled to receive tiered royalties beginning in the mid-single digits to the mid-teens on net sales of certain hypertrophic cardiomyopathy (“HCM”) and dilated cardiomyopathy (“DCM”) finished products outside the United States and on net sales of certain DCM finished products in the United States. Sanofi is eligible to receive tiered royalties beginning in the mid-single digits to the low teens on the Company’s net sales of certain HCM finished products in the United States. In addition, under the terms of the Collaboration Agreement, Sanofi may reimburse the Company for a portion of the registration program costs for mavacamten. These registration costs will be reimbursed under the Registration Program Plan approved in October 2017.

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

The Company accounted for the Collaboration Agreement by evaluating each of the financial components discussed above:

1.

$35.0 million upfront payment. The Company received a non-refundable upfront payment and identified the following performance obligations at the inception of the Collaboration Agreement: (i) the transfer of intellectual property rights and know-how (license), (ii) the obligation to provide certain limited research and development services during the term of the license agreement and (iii) the obligation to participate on the development and commercialization committees. The Company applied the guidance under ASC 605-25, Multiple Element Arrangements, to account for this upfront payment. The Company evaluated the underlying goods and services delivered under the Collaboration Agreement and concluded that the performance obligations do not have standalone value, and accordingly accounted for the deliverables as one unit of accounting. The $35.0 million payment was recorded by the Company as deferred revenue on its consolidated balance sheet upon receipt, which the Company was recognizing as revenue on a straight-line basis over the expected term of research and development services through December 31, 2016 because there was not a more discernible pattern of performance in which the research and development services occurred. During the three months ended September 30, 2017 and 2016, the Company recognized zero and $3.6 million, respectively, and during the nine months ended September 30, 2017 and 2016, the Company recognized zero and $10.6 million of revenue, respectively, related to the $35.0 million upfront payment under the Collaboration Agreement. As of September 30, 2017 and December 31, 2016, the Company did not have any deferred revenue on its consolidated balance sheet related to this upfront payment.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

2.

$10.0 million upfront investment in Series A-1 redeemable convertible preferred stock. In August 2014, the Company entered into a Series A-1 redeemable convertible preferred stock purchase agreement with Sanofi. The Agreement was signed as a separate transaction from the Collaboration Agreement. Pursuant to the stock purchase agreement, the Company sold 6,666,667 shares of Series A-1 redeemable convertible preferred stock to Sanofi at $1.50 per share. The Company concluded that the $1.50 per share price represented the fair value of the redeemable convertible preferred stock issued. As of September 30, 2017, Sanofi owned 11.2% of the Company’s common stock.

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

Sanofi elected to continue the Collaboration Agreement in December 2016.  The Company recorded a receivable and deferred revenue as of December 31, 2016 for the $45.0 million continuation payment, upon receipt of the election to continue, which the Company is recognizing on a straight-line basis over the expected term of research and development services through December 31, 2018 because there is no more discernable pattern of performance for which the R&D services occur. The payment was subsequently received in January 2017. In relation to this continuation payment, the Company recognized $5.6 million and $16.9 million as revenue during the three and nine months ended September 30, 2017, respectively, and had deferred revenue on its consolidated balance sheet of $28.1 million as of September 30, 2017.

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

The Company had determined that Sanofi’s right to purchase the redeemable convertible preferred stock at the discounted price, and the Company’s corresponding obligation to issue this additional redeemable convertible preferred stock, represented a freestanding financial instrument. The freestanding convertible preferred stock call option liability was initially recorded at its fair value of $0.7 million in 2014. The Company did not have a liability related to the redeemable convertible preferred stock call option on its consolidated balance sheet as of September 30, 2017 and December 31, 2016.

5.Up to $45.0 million in-kind research and collaboration activities. Sanofi can fund up to $45.0 million of pre-approved funding of research and collaboration activities. Since Sanofi will pay its vendors and personnel directly as per the Collaboration Agreement, the Company will not receive cash from Sanofi and therefore will not account for the funding of the in-kind services.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Scientific equipment	$5,531	$4,858
Furniture and equipment	682	546
Capitalized software	280	237
Leasehold improvements	308	308
Total	6,801	5,949
Less: Accumulated depreciation	(4,168)	(3,191)
Property and equipment, net	$2,633	$2,758

Depreciation expense was $0.4 million and $0.3 million, for the three months ended September 30, 2017 and 2016, respectively, and $1.0 million and $0.8 million, for the nine months ended September 30, 2017 and 2016, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Clinical research and development	$5,318	$3,981
Payroll and related expenses	3,919	3,717
Other	1,397	992
Total accrued liabilities	$10,634	$8,690

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

Facility Leases

On June 29, 2012, the Company entered into a 66-month lease for approximately 12,000 square feet of office and laboratory space in South San Francisco with annual payments of approximately $0.5 million. In connection with this lease agreement, the Company also entered into a shared facilities and services agreement with Global Blood Therapeutics, Inc. (“GBT”), a co-tenant in the office building. In October 2014, the Company entered into a lease assignment agreement with the owner of the building and GBT to allow GBT to sublease the Company’s portion of the building beginning in March 2015. For the three and nine months ended September 30, 2017, the Company recorded approximately $0.1 million and $0.3 million, respectively, of sublease income and $0.1 million and $0.3 million, respectively, of sublease expense, which is recorded in interest and other income, net in the consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2016, the Company recorded approximately $0.1 million and $0.3 million, respectively, of sublease income and $0.1 million and $0.3 million, respectively, of sublease expense, which is recorded in interest and other income, net in the consolidated statements of operations and comprehensive loss.

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

The Company has provided deposits for letters of credit totaling $0.3 million to secure its obligations under its leases, which have been classified as long-term assets on the Company’s consolidated balance sheet as of September 30, 2017.

Rent expense, net, was $0.3 million and $1.0 million, for each of the three and nine months ended September 30, 2017 and 2016, respectively.

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of September 30, 2017, or December 31, 2016.

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

7. Stockholders’ Equity

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows:

	September 30, 2017	December 31, 2016
Options issued and outstanding	3,289,677	2,141,868
Shares available for issuance under 2015 Stock Option and Incentive Plan	587,696	720,921
Shares available for issuance under 2015 Employee Stock Purchase Plan	479,947	202,087
Total	4,357,320	3,064,876

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

8. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to options granted to employees and consultants for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$713	$269	$1,913	$690
General and administrative	888	494	2,434	1,091
Total	$1,601	$763	$4,347	$1,781

The following summarizes option activity under the 2012 Equity Incentive Plan and 2015 Stock Option and Incentive Plan:

	Shares Subject to	Weighted Average
	Outstanding Options	Exercise Price Per Share
Balance at December 31, 2016	2,141,868	$6.42
Options granted	1,685,575	14.69
Options exercised	(282,978)	4.46
Options canceled	(254,788)	9.13
Balance at September 30, 2017	3,289,677	$10.62

In relation to stock options to purchase common stock that vest upon the achievement of performance criteria, the Company recorded zero and $174,000 in stock-based compensation expense for the three and nine months ended September 30, 2017, respectively, and $74,000 and $147,000 for the three and nine months ended September 30, 2016, respectively. The Company begins to recognize expenses related to these options during the period upon concluding that certain performance criteria are considered probable.

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net loss	$(14,173)	$(9,231)	$(38,557)	$(27,411)
Net loss attributable to common stockholders, basic and diluted	$(14,173)	$(9,231)	$(38,557)	$(27,411)
Denominator
Weighted average shares outstanding	33,686,799	27,023,650	32,195,471	27,023,951
Less: weighted average shares subject to repurchase	(161,232)	(553,352)	(243,840)	(692,099)
Weighted average shares used to compute basic and diluted net loss per share	33,525,567	26,470,298	31,951,631	26,331,852
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.35)	$(1.21)	$(1.04)

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2017	2016
Common stock subject to repurchase	127,524	517,219
Stock options to purchase common stock	3,289,677	2,034,777

As of September 30, 2017, the Company has contributions from plan participants of $297,000 under the 2015 ESPP, which if converted, would be equivalent to 25,668 shares based on 85% of the stock price at the beginning of the offering period.

As of September 30, 2016, the Company had contributions from plan participants of $235,060 under the 2015 ESPP, which if converted, would be equivalent to 24,148 shares based on 85% of the stock price at the beginning of the offering period.

10. Related Party Transactions

In September 2012, the Company began receiving consulting and management services pursuant to an unwritten agreement with Third Rock Ventures, which is one of the Company’s largest shareholders. Kevin Starr, a director of the Company, is a partner of Third Rock Ventures. Charles Homcy, a former director who resigned from the Board of Directors in March 2017, is a venture partner of Third Rock Ventures. The consulting fees paid to Third Rock Ventures were incurred by the Company in the ordinary course of business, and were $12,000 and $45,000 for the three and nine months ended September 30, 2017, respectively, and $7,000 and $31,000 for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company had outstanding obligations to Third Rock Ventures of $13,000 and $9,000, respectively.

11. Subsequent Events

The Company currently leases approximately 34,400 square feet of laboratory and office space in South San Francisco, California under a lease that expires on January 19, 2020. On October 1, 2017, the Company entered into an additional 25-month sublease agreement for approximately 8,000 square feet of office space in South San Francisco with annual payments of approximately $0.3 million. The lease period commenced on October 1, 2017.

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

Financial Overview

We have not generated net income from operations, and, as of September 30, 2017, we had an accumulated deficit of $116.4 million, primarily as a result of research and development and general and administrative expenses.

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

Through September 30, 2017, we have financed our operations through an IPO, two follow-on public offerings, private placements of redeemable convertible preferred stock and funds received in connection with the Collaboration Agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., entered into in August 2014. Prior to our IPO, we received net proceeds of $93.9 million from the sale of shares of our Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, we completed our IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. On October 3, 2016, we completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.1 million, after deducting underwriting discounts, commissions and estimated offering costs. On August 14, 2017, we completed another follow-on public offering of 4,025,000 shares of common stock at an offering price of $35.50 per share, resulting in net proceeds of approximately $133.8 million, after deducting underwriting discounts, commissions and estimated offering costs. In connection with the Collaboration Agreement, we have received $105.0 million from Sanofi S.A., consisting of a $35.0 million upfront payment, a $25.0 million milestone payment for the submission of an investigational new drug application (“IND”), for MYK-491 with the FDA in November 2016, and a $45.0 million continuation payment from Sanofi in January 2017. As of September 30, 2017, we had cash and cash equivalents of $227.2 million, short-term investments of $20.0 million and long-term investments of $36.0 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months.

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

The research and development expenses incurred in the development and potential commercialization of mavacamten, MYK-491 and other product candidates are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Mavacamten	$7,920	$4,668	$20,344	$13,703
MYK-491	2,778	2,026	8,174	5,612
Other	3,663	2,089	11,449	6,877
Total research and development expenses:	$14,361	$8,783	$39,967	$26,192

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

Under the Collaboration Agreement, Sanofi also agreed to provide up to $200.0 million in upfront and milestone payments, equity investments and research and development support. As of September 30, 2017, of such amount, we have received from Sanofi an initial non-refundable upfront cash payment of $35.0 million and equity investments of $10.0 million in exchange for Series A-1 redeemable convertible preferred stock, and a $25.0 million milestone-based payment.  In addition, we have received equity funding outside of the original agreement of $5.0 million in exchange for Series B redeemable convertible preferred stock and $9.0 million in exchange for shares of our common stock in our IPO. In January 2017, we also received a $45.0 million continuation payment. The total payments we were originally eligible to receive also included an obligation from Sanofi to purchase an additional $40.0 million of our capital stock if Sanofi provided notice of its intent to continue the collaboration prior to December 31, 2016. Under the Collaboration Agreement, Sanofi’s obligation to purchase the additional $40.0 million of our capital stock (which was reduced by $5.0 million for its purchase of the Series B redeemable convertible preferred stock) terminated in connection with the closing of our IPO in November 2015. Additionally, we are eligible to receive up to $45.0 million of approved in-kind research and clinical activities.

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

Our significant accounting policies are fully described in Note 2 of our Annual Report.  We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.  There have been no changes to our significant accounting policies during the nine months ended September 30, 2017, except with respect to changes in our policy on Stock-Based Compensation. As permitted under ASU 2016-09, we have elected to recognize forfeitures as they occur, and no longer estimate a forfeiture rate when calculating the stock-based compensation for our equity awards.

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

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income earned on our cash and cash equivalents, short-term investments and long-term investments.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Collaboration and license revenue	$5,625	$3,550	$2,075
Operating expenses:
Research and development	14,361	8,783	5,578
General and administrative	5,884	4,031	1,853
Total operating expenses	20,245	12,814	7,431
Loss from operations	(14,620)	(9,264)	5,356
Interest and other income, net	447	33	414
Net loss and comprehensive loss	$(14,173)	$(9,231)	$4,942

Collaboration and License Revenue

Collaboration and license revenue increased $2.1 million, or 58%, from the $3.6 million during the three months ended September 30, 2016 to $5.6 million for the three months ended September 30, 2017. The amount for the period ended September 30, 2016 relates to revenue we recognized from the initial upfront payment of $35.0 million under the Collaboration Agreement with Sanofi. The amount for the period ended September 30, 2017 relates to revenue we recognized from the continuation payment of $45.0 million under the Collaboration Agreement.

Research and Development Expenses

Research and development expenses increased $5.6 million, or 64%, from $8.8 million for the three months ended September 30, 2016 to $14.4 million for the three months ended September 30, 2017. The increase in research and development expenses was primarily due to a $1.3 million increase in personnel expenses as a result of an increase in employee headcount, a $1.1 million increase in contract research, chemistry and biology expenses on discovery and pre-clinical programs including HCM-2 and a back-up program for DCM-1, a $3.2 million increase in clinical expenses for mavacamten and MYK-491 clinical trials, and a $0.4 million increase in stock compensation expense.

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

General and Administrative Expenses

General and administrative expenses increased $1.9 million, or 46%, from $4.0 million for the three months ended September 30, 2016 to $5.9 million for the three months ended September 30, 2017. The increase in general and administrative expenses was primarily due to a $0.2 million increase in personnel expenses as a result of an increase in employee headcount, increases of $0.2 million in office and related expenses, $0.4 million in marketing expense, $0.5 million in professional and consulting expense, $0.4 million in recruiting expense, and a $0.4 million increase in stock compensation expense as we expanded our operations.

We expect general and administrative expenses to continue to increase in future periods, reflecting both the increased costs in connection with the continued clinical development and potential future commercialization of mavacamten, the ongoing and planned clinical development of MYK-491, as well as an expanded infrastructure and increased professional fees.

Interest and Other Income, Net

Interest and other income increased $414,000 or 1255%, from $33,000 for the three months ended September 30, 2016 to $447,000 for the period ending September 30, 2017. The increase in interest income was primarily due to investments.

Comparison of the Nine-Month Periods Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Collaboration and license revenue	$16,875	$10,649	$6,226
Operating expenses:
Research and development	39,967	26,192	13,775
General and administrative	16,442	11,947	4,495
Total operating expenses	56,409	38,139	18,270
Loss from operations	(39,534)	(27,490)	12,044
Interest and other income, net	977	79	898
Net loss and comprehensive loss	$(38,557)	$(27,411)	$11,146

Collaboration and License Revenue

Collaboration and license revenue increased $6.2 million, or 58%, from the $10.7 million during the nine months ended September 30, 2016 to $16.9 million for the nine months ended September 30, 2017. The amount for the period ended September 30, 2016 relates to revenue we recognized from the initial upfront payment of $35.0 million under the Collaboration Agreement with Sanofi. The amount for the period ended September 30, 2017 relates to revenue we recognized from the continuation payment of $45.0 million under the Collaboration Agreement.

Research and Development Expenses

Research and development expenses increased $13.8 million, or 53%, from $26.2 million for the nine months ended September 30, 2016 to $40.0 million for the nine months ended September 30, 2017. The increase in research and development expenses was primarily due to a $3.9 million increase in personnel expenses as a result of an increase in employee headcount, a $3.6 million increase in contract research, chemistry and biology expenses on discovery and pre-clinical programs including HCM-2 and a back-up program for DCM-1, $5.9 million increase in clinical expenses for mavacamten and MYK-491 clinical trials, and a $1.2 million increase in stock compensation expense.

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

General and Administrative Expenses

General and administrative expenses increased $4.5 million, or 38%, from $12.0 million for the nine months ended September 30, 2016 to $16.5 million for the nine months ended September 30, 2017. The increase in general and administrative expenses was primarily due to a $0.7 million increase in personnel expenses as a result of an increase in employee headcount, increase of $0.6 million in office and related expenses, $1.0 million in marketing, $0.7 million in professional and consulting expense, and a $1.3 million increase in stock-compensation expense as we expanded our operations.

We expect general and administrative expenses to continue to increase in future periods, reflecting both the increased costs in connection with the continued clinical development and potential future commercialization of mavacamten, the ongoing and planned clinical development of MYK-491, as well as an expanded infrastructure and increased professional fees.

Interest and Other Income, Net

Interest and other income increased $898,000 or 1137%, from $79,000 for the nine months ended September 30, 2016 to $977,000 for the nine months ending September 30, 2017. The increase in interest income was primarily due to investments.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our equity securities, payments received in connection with the Collaboration Agreement, and our public offerings of common stock. During 2014, we received net proceeds of $28.9 million from the sale of Series A and Series A-1 redeemable convertible preferred stock and, in August 2014, we received an upfront payment of $35.0 million from Sanofi in connection with the entry into the Collaboration Agreement. In April 2015, we received net proceeds of $45.8 million from the sale of Series B redeemable convertible preferred stock. Pursuant to the IPO in November 2015, we received net proceeds of $55.6 million, net of underwriting discounts, commissions and offering costs.  On October 3, 2016, we completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.1 million, after deducting underwriting discounts, commissions and estimated offering costs.  On August 14, 2017, the Company completed another follow-on public offering of 4,025,000 shares of common stock at an offering price of $35.50 per share, resulting in net proceeds of approximately $133.8 million, after deducting underwriting discounts, commissions and estimated offering costs. In connection with the Collaboration Agreement, we have received $60.0 million from Sanofi S.A., consisting of a $35.0 million upfront payment, and a $25.0 million payment for the submission of an IND for MYK-491 with the FDA in November 2016.  In addition, we received a $45.0 million continuation payment from Sanofi in January 2017 in connection with Sanofi’s decision in December 2016 to extend the collaboration term. As of September 30, 2017, we had cash and cash equivalents of $227.2 million, short-term investments of $20.0 million and long-term investments of $36.0 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months.

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

We will continue to require additional financing to develop our product candidates and fund operations for the foreseeable future through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress and the costs of our ongoing and planned clinical trials of mavacamten and MYK-491;
•	our ability to receive additional payments from Sanofi pursuant to the Collaboration Agreement and the timing thereof;
•	the number of product candidates that we intend to develop using our precision medicine platform;
•	the costs of research and preclinical studies to support the advancement of other product candidates into clinical development;
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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(3,207)	$(34,364)
Net cash used in investing activities	(40,961)	(854)
Net cash provided by financing activities	135,555	73
Increase (decrease) in cash and cash equivalents	$91,387	$(35,145)

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $3.2 million, and was primarily due to the $45.0 million continuation payment received from Sanofi, partially offset by the net loss for the period of $38.6 million and a decrease in deferred revenue of $16.9 million, stock-based compensation expense of $4.3 million, and changes in operating assets and liabilities, including, an increase in accrued liabilities of $2.0 million.

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

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2017 consisted primarily of purchases of investments of $44.0 million, offset by sale of investments of $4.0 million. During the nine months ended September 30, 2017 and 2016, we also had investments in equipment of $0.9 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 consisted of net proceeds from the issuance of common stock in connection with a follow-on offering of $133.9 million and funds received as a result of common stock option exercise of $1.7 million.

Cash provided by financing activities in the nine months ended September 30, 2016 consisted of proceeds from the issuance of common stock in connection with purchases pursuant to the 2015 ESPP of $0.2 million, offset by payments of $0.2 million in deferred offering costs.

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of our business to our contractual obligations during the nine months ended September 30, 2017, as compared to those disclosed in our Annual Report.

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

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2017, we had cash and cash equivalents of $227.2 million, consisting of interest-bearing money market accounts, short-term investments of $20.0 million, consisting of corporate securities, and long-term investments of $36.0 million, consisting of United States government agency obligations, which would be affected by changes in the general level of United States interest rates. However, due to the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and Senior Vice President, Finance and Corporate Development, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Senior Vice President, Finance and Corporate Development have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are an early-stage company. We were incorporated and commenced operations in June 2012. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, creating and expanding on our precision medicine platform, identifying potential product candidates, undertaking preclinical studies for our programs, conducting Phase 1 clinical trials for our most advanced product candidate, mavacamten (formerly known as MYK-461) and commencing and conducting Phase 2 clinical development of mavacamten and Phase 1 clinical development of our second product candidate, MYK-491. We have not yet demonstrated our ability to successfully complete the clinical development of a product candidate, including the completion of any clinical trials designed to show the efficacy of a product candidate, obtain marketing approvals, manufacture a commercial scale medicine or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our initial product candidates, mavacamten and MYK-491, are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of these or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our net loss for the three and nine months ended September 30, 2017 was $14.2 million and $38.6 million, respectively. As of September 30, 2017, we had an accumulated deficit of $116.4 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

As of September 30, 2017, our cash and cash equivalents were $227.2 million. We intend to use our cash and cash equivalents to fund the advancement of our mavacamten clinical development program, including our ongoing PIONEER-HCM Phase 2 study in symptomatic oHCM patients and our planned additional clinical trials of mavacamten, the progression of MYK-491 through clinical proof-of-concept, our ongoing preclinical, discovery and research programs and the expansion of our platform, as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, mavacamten, MYK-491 or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

•	the rate of progress and the cost of our ongoing and planned clinical trials of mavacamten and MYK-491;
•	our ability to successfully maintain our collaboration with Sanofi, and the amount and the timing of any subsequent payments we may receive pursuant to the collaboration;
•	the number of product candidates that we intend to develop using our precision medicine platform;

•	the costs of research and preclinical studies to support the advancement of other product candidates into clinical development;
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

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or medicines or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

As of September 30, 2017, we had 98 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As of October 31, 2017, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 47.9% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Repurchases of Company Equity Securities.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(in thousands, except per share amounts)
July 1, 2017 through July 31, 2017	—	$—	—	—
August 1, 2017 through August 31, 2017	15,589	1.51	—	—
September 1, 2017 through September 30, 2017	—	—	—	—
Total	15,589	$1.51	—	—

(1)

Under certain stock purchase agreements with employees, we have the right to repurchase common stock at the lower of fair value and the stockholders' original purchase price, which right lapses according to individual vesting schedules.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

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

Date: November 3, 2017	MYOKARDIA, INC.

	By:	/s/ Tassos Gianakakos
Tassos Gianakakos
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2017	By:	/s/ Jake Bauer
Jake Bauer Senior Vice President, Finance and Corporate Development (Principal Financial and Accounting Officer)