Form 10-K
period 2017-12-31
MyoKardia Inc
filed 2018-03-08
CIK 1552451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $278,616,250 as of June 30, 2017 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on March 1, 2018 was 35,923,637 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference to portions of the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held in 2018, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2017.

TABLE OF CONTENTS

MyoKardia, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2017

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions intended to identify forward-looking statements, and similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth below in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.  Forward-looking statements include, but are not limited to, statements about:

•

the timing and success of, and our ability to generate positive data from, our planned pivotal Phase 3 clinical trial, EXPLORER–HCM, of mavacamten (formerly known as MYK-461) in symptomatic, obstructive HCM (oHCM) patients, our planned Phase 2 clinical trial, MAVERICK–HCM, of mavacamten in symptomatic non-obstructive HCM (nHCM) patients, our Phase 2 clinical trial, PIONEER–HCM ,of mavacamten in symptomatic, obstructive HCM patients, our Phase 1 clinical trials of MYK-491 in healthy volunteers and our Phase 1b clinical trial of MYK-491 in DCM patients;

•	our ability to enroll patients in our clinical trials at the pace that we project;
•	our ability to execute our clinical development plans and obtain regulatory approval for any of our product candidates without the need for large, outcome-based studies;
•	our ability to identify and advance through clinical development any additional product candidates from our precision medicine platform, including from our HCM-2, DCM-2 and LUS-1 programs;
•	our ability to successfully maintain our strategic collaboration with Sanofi;
•	our ability to obtain and maintain intellectual property protection for our precision medicine platform and our product candidates;
•

our ability to successfully build a specialty sales force and commercial infrastructure to market mavacamten and any other product candidates from our programs, if approved, in the United States and any product candidates from our other programs worldwide;

•	our ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we pursue;
•	our reliance on third parties to conduct our clinical trials and to manufacture drug substance for use in our clinical trials;
•	our ability to retain and recruit key personnel;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our estimates of our expenses, ongoing losses, capital requirements, future revenue and our needs for or ability to obtain additional financing;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our financial performance; and
•	developments and projections relating to our competitors or our industry.

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

All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “MyoKardia” the “Company,” “we,” “us,” and “our” refer to MyoKardia, Inc. and its wholly-owned subsidiary.

PART I

ITEM 1.	BUSINESS

Overview

MyoKardia, Inc. (the “Company”), incorporated under the laws of the State of Delaware in 2012, is a clinical stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. Our initial focus is on the treatment of heritable cardiomyopathies, a group of rare, genetically driven forms of heart failure that result from biomechanical defects in cardiac muscle contraction. We have used our precision medicine platform to discover and develop a pipeline of therapeutic programs for the chronic treatment of the two most common forms of heritable cardiomyopathy—hypertrophic cardiomyopathy, or HCM, and dilated cardiomyopathy, or DCM, both of which are chronic and debilitating diseases. Our proprietary, orally administered small molecules target the biomechanical defects that cause disruptions in heart muscle contraction. By correcting the underlying biomechanical defects, we believe our therapeutic candidates can correct or offset the downstream disruption in cardiac muscle function that drives disease progression.

Our lead candidate, mavacamten, is initially being developed for the treatment of symptomatic oHCM. In a Phase 2 clinical trial, known as PIONEER-HCM, mavacamten achieved statistically significant changes in the primary endpoint of post-exercise left ventricular outflow tract (LVOT) gradient from baseline and demonstrated improvements across key secondary endpoints including New York Heart Association classification, exercise capacity as measured by peak oxygen consumption, or peak VO2, and change in dyspnea scores. In the first half of 2018, we plan to initiate three additional studies of mavacamten—a pivotal Phase 3 clinical study of oHCM patients known as EXPLORER-HCM; a long-term extension trial of oHCM patients from our Phase 2 study; and a Phase 2 clinical study in a second potential indication for mavacamten, symptomatic, nHCM known as MAVERICK-HCM. It is estimated that as many as 630,000 people in the United States suffer from a form of HCM. In 2016, mavacamten was granted Orphan Drug Designation by the U.S. Food and Drug Administration, or the FDA, for the treatment of symptomatic oHCM. A second product candidate, MYK-491, for the treatment of DCM, has completed its first-in-human Phase 1 in healthy volunteers and we are currently enrolling patients in a Phase 1b clinical trial. DCM is a form of heart failure estimated to affect about one million people in the United States.

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

Our precision medicine platform incorporates disease research, drug discovery and clinical expertise in a self-reinforcing cycle that enables the iterative generation of new disease targets and clinical development candidates designed to establish early clinical proof-of-concept. Our research and development strategy is to identify homogenous subgroups of patients with a given cardiovascular disease, understand the causal factors underlying that subgroup’s condition, and leverage our understanding of cardiovascular biology to identify targeted small molecule therapeutics. Starting with our focus on heritable cardiomyopathies, we intend to subdivide HCM and DCM patients into such homogeneous subgroups and develop targeted therapies designed to correct the common underlying biomechanical defect leading to abnormal cardiac contraction within each subgroup. As a cornerstone of this platform, we have built the Sarcomeric Human Cardiomyopathy Registry, or SHaRe, which we believe is the world’s largest registry of patients with heritable cardiomyopathies. Our precision clinical development approach utilizes biomarkers to directly measure the effects of our product candidates early in clinical development, establishing proof-of-mechanism and providing important early predictive value to inform the design of subsequent trials. We believe that the virtuous cycle that results from these strategic choices represents a durable competitive advantage that enables us to efficiently develop therapies with disease-modifying potential for heritable cardiomyopathies that could also be applied to other cardiovascular diseases.

Since our inception, our precision medicine platform has generated multiple programs to address a variety of disruptions in heart muscle contraction across different patient populations. We are advancing the following research and development programs, each of which targets a distinct biomechanical defect underlying the disease:

•

Mavacamten is an orally-administered small molecule designed to reduce excessive cardiac muscle contractility leading to HCM. We believe that if approved, mavacamten could potentially be the first targeted therapy to treat an underlying biomechanical defect leading to HCM.

•

MYK-491 is an orally-administered small molecule designed to restore normal contractility in the diseased DCM heart. We believe that if approved, MYK-491 could potentially be the first targeted therapy to treat an underlying biomechanical defect leading to DCM.

•

Additionally, we have identified three preclinical programs, HCM-2, DCM-2 and LUS-1. HCM-2 is intended to reduce cardiac muscle contractility to normal levels in HCM patients through a different mechanism than that of mavacamten. DCM-2 is intended to increase cardiac muscle contractility to normal levels in genetic DCM patients through a different mechanism than that of MYK-491. LUS-1 is intended to counteract a muscle disruption that results in impaired relaxation of the heart, a biomechanical defect found in specific HCM and genetic DCM patient subgroups, as well as in other less common heritable cardiomyopathies. We believe identification of lusitropic candidates that improve diastolic relaxation may have the potential to treat several types of heart failure conditions for which therapeutic options are lacking.

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

In addition, under the terms of the Collaboration Agreement, Sanofi is sharing registration program costs with us equally in relation to the mavacamten product registration plan under the applicable Registration Program Plan (RPP), as approved in October 2017, for the remainder of the contract term. During the fourth quarter of 2017, we have received $10.7 million in reimbursements and prepayments for research and development costs for mavacamten pursuant to the applicable RPP.

In the United States, we retain the right to commercialize mavacamten and HCM-2 as well as co-promotion rights for MYK-491. Additionally, we are entitled to receive tiered royalties in the mid-single digits to the mid-teens on net sales of certain HCM and DCM products outside the United States and on net sales of certain DCM products in the United States. We retain all rights to our DCM-2 program, LUS-1 program and our future programs.

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

These challenges have resulted in a relatively low number of cardiovascular new molecular entities approved by the FDA, including no approved therapies indicated for heritable cardiomyopathies. As a result, there is a significant opportunity to improve clinical benefits through the use of precision medicine for the discovery and development of new treatments for certain types of HCM and DCM, including those with disease-modifying potential.

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

Our target hypotheses are based on deep mechanistic understanding of how disease-causing mutations affect the biomechanical function of the heart. These hypotheses are translated into screens that help us identify small molecule agents that are optimized to correct the underlying defect. The most promising of these agents are then tested in preclinical models that we believe are transferable and predictive of human systems. These models are also used to develop biomarkers of drug action and, when possible, disease modification, that integrate into our early clinical development strategies. Across this entire spectrum, we leverage novel insights generated from SHaRe and from our position at the center of the cardiomyopathy ecosystem. By applying this cycle to multiple programs, we have generated a growing library of proprietary drug molecules that target a wide range of potential cardiac disease related mechanisms and that can be used to test new hypotheses arising from our clinical research.

Advantages of Our Approach

We believe that our approach can overcome many of the obstacles facing cardiovascular drug discovery and development that have resulted in a lack of disease-modifying therapies for heritable cardiomyopathies for the following reasons:

•

Our precision medicine platform enables the discovery and development of therapies with disease-modifying potential.  We believe our deep understanding of heritable cardiomyopathies and the biomechanical defects that cause them allows us to target critical or causal disease mechanisms. We intend to develop each of our product candidates to prevent or reverse disease progression by correcting underlying biomechanical defects in the heart’s contractile machinery. Insights from SHaRe enable us to identify the relationships between genetics and clinical manifestations of disease in a large, centralized collection of patient data, resulting in novel genetic insights for new drug discovery and stratification and enrollment of patients most likely to benefit from our targeted therapies.

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

Our Pipeline

We have generated several proprietary, orally administered small molecules to address a variety of biomechanical defects that cause disruptions in heart muscle contraction. By correcting the underlying biomechanical defects, we believe our targeted therapies can correct or offset the downstream disruption in cardiac muscle function that drives disease progression. Our lead drug candidate, mavacamten, is designed for patients with HCM caused by excessive cardiac muscle contraction, and has been shown to reduce the number of cross-bridges to lower contractile power output to restore normal cardiac muscle contraction. MYK-491 is intended to restore normal cardiac muscle contractility in patients with DCM caused by mutations that result in inadequate cardiac muscle contraction because of too few cross-bridges. HCM-2 is intended to reduce cardiac muscle contractility to normal levels in HCM patients through a different mechanism than that of mavacamten. DCM-2 is intended to increase cardiac muscle contractility to normal levels in genetic DCM patients through a different mechanism than that of MYK-491. LUS-1 is intended to counteract a muscle disruption that results in impaired relaxation of the heart, a biomechanical defect found in specific HCM and genetic DCM patient subgroups, as well as in other less common heritable cardiomyopathies.

The following table summarizes our product development pipeline:

Mavacamten for Hypertrophic Cardiomyopathy

Mavacamten is an orally administered small molecule that reduces left ventricular contractility to potentially alleviate the functional consequences and symptoms of HCM and prevent or reverse HCM progression.

We have completed enrollment in a Phase 2 clinical trial of mavacamten, which we refer to as PIONEER-HCM. This trial is an open-label pilot study designed to evaluate safety and efficacy of mavacamten in symptomatic oHCM patients. Patients from the PIONEER-HCM trial are being given the opportunity to enroll in a long-term open label extension study starting in the first half of 2018.  In the second quarter of 2018, we intend to initiate a pivotal Phase 3 clinical trial of mavacamten, which we refer to as EXPLORER-HCM, in symptomatic oHCM. Additionally, in the first quarter of 2018, we intend to initiate a Phase 2 clinical trial of mavacamten, which we refer to as MAVERICK-HCM, in symptomatic nHCM patients.

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

HCM is a chronic disease and for the majority of patients, the disease progresses slowly and can be extremely disabling. Mild exertion can quickly result in fatigue or shortness of breath, and a patient’s ability to participate in normal work, family or recreational activities can be substantially curtailed. In approximately 15% to 20% of patients, disease progression results in disabling heart failure that can prevent the patients from holding a job or performing everyday activities of daily living. HCM can also cause stroke or sudden cardiac death. HCM is the most common cause of sudden cardiac death in young people, with an incidence of 4% to 6% in children and adolescents.

Obstructive HCM Patients. In approximately two-thirds of HCM patients, the path followed by blood exiting the heart, known as the left ventricular outflow tract, or LVOT, becomes obstructed by the enlarged and diseased muscle, restricting the flow of blood from the heart to the rest of the body. These patients, referred to as oHCM patients, are at an increased risk of severe heart failure and death. We estimate that there are approximately 410,000 oHCM patients in the United States, and of these oHCM patients, approximately 140,000 patients are symptomatic. Our current clinical development plan, including EXPLORER-HCM and any subsequent clinical trials, is intended to target this group of symptomatic oHCM patients or subgroups thereof as our initial patient population for mavacamten. In 2016, the FDA granted mavacamten Orphan Drug Designation for the treatment of patients with symptomatic oHCM.

Non-Obstructive HCM Patients. Symptomatic, yet non-obstructive, HCM patients represent a distinct subgroup that is difficult to manage medically. This segment may contain a more severely affected population because nHCM patients may progress to a more advanced state of disease than obstructive HCM patients before becoming symptomatic. Furthermore, for oHCM patients, relief of the obstruction is often associated with an improvement in symptoms, while no such treatment option is available to nHCM patients. We estimate that there are approximately 220,000 nHCM patients in the United States. Our current clinical development plan, including MAVERICK-HCM and any subsequent clinical trials, is intended to target symptomatic nHCM patients or subgroups thereof.

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

Current and Planned Clinical Trials of Mavacamten

We have completed enrollment in a Phase 2 clinical trial of mavacamten, which we refer to as PIONEER-HCM. PIONEER-HCM is an open-label study to assess the efficacy, safety, pharmacokinetics, pharmacodynamics, and tolerability of mavacamten in patients with symptomatic oHCM. Twenty-one oHCM patients were treated with mavacamten for 12 weeks, followed by a four-week washout phase. The primary endpoint of PIONEER-HCM is the change in post-exercise peak LVOT gradient from baseline to Week 12. Additional endpoints include change from baseline to Week 12 in peak VO2, New York Heart Association (NYHA) Class, dyspnea score and rest and exercise left ventricular ejection fraction (LVEF). Safety endpoints include treatment-emergent AEs and serious AEs, and changes from baseline in laboratory test results, vital signs and electrocardiograms. PIONEER-HCM consists of two dosing cohorts: in Cohort A, patients received a once-daily 10mg, 15mg or 20mg doses of mavacamten and were required to discontinue background therapy including beta blockers prior to study entry; and Cohort B, in which subjects received a once-daily 2mg or 5mg oral dose of mavacamten and nine out ten patients remained on beta blocker therapy. Baseline patient characteristics were similar across both patient cohorts.

In the third quarter of 2017, we reported positive results from Cohort A of PIONEER-HCM. Eleven patients were enrolled in Cohort A and ten completed the study. A statistically significant improvement was observed in the primary endpoint, change in post-exercise peak LVOT gradient from baseline to week 12 (p=0.002). After 12 weeks of treatment, all 10 patients (100%) in Cohort A achieved a reduction in post-exercise peak LVOT gradient from a baseline mean of 125 mmHg. Additionally, this cohort met key secondary endpoints with statistical significance, including change in peak oxygen consumption (peak VO2) and change in NYHA class.

In the first quarter of 2018, we reported results for the second cohort, Cohort B, of the PIONEER-HCM trial in which statistically significant reductions in post-exercise and resting LVOT gradient (p=0.020) were observed. Mavacamten also demonstrated improvements in secondary endpoints intended to measure symptoms and functional capacity. The use of background beta blockers, permitted only in Cohort B, did not appear to impact mavacamten’s safety or pharmacodynamic profile.

In both cohorts, mavacamten was generally well-tolerated. One patient in the Cohort A elected to stop the study drug at week 4 after experiencing a serious adverse event. All other adverse events (AEs) were mild to moderate, and a majority of the AEs were deemed to be unrelated to the study drug.

The PIONEER-HCM study has informed a target concentration range at which mavacamten is expected to achieve clinically meaningful improvements in oHCM symptoms, functional classification (e.g., NYHA), and exercise capacity (peak VO2) while maintaining LVEF in a normal range of greater than or equal to 50 percent.  Data from the Phase 2 PIONEER-HCM study will inform the starting dose and guide dose-adjustment in our planned Phase 3 clinical trial of mavacamten, which we refer to as EXPLORER-HCM, in symptomatic oHCM.  We anticipate dosing the first patient in the EXPLORER-HCM trial in the second quarter of 2018.

Additionally, in the first quarter of 2018, we intend to initiate a Phase 2 clinical trial of mavacamten in non-obstructive HCM patients, which we refer to as MAVERICK-HCM. The purpose of this Phase 2 clinical trial is to assess efficacy and determine optimal dosing of mavacamten in patients without LVOT obstruction. We intend to enroll approximately 60 subjects in this randomized, double-blind, placebo-controlled trial.

Our Phase 1 program consisted of three clinical trials studying the effects of mavacamten, including two single-ascending dose (SAD) trials and one multiple ascending dose (MAD) trial. Across these three trials, we have dosed 86 healthy volunteers and 15 HCM patients with mavacamten, in addition to the 22 subjects that received placebo. We have previously reported results from our Phase 1 clinical trials, in which we observed favorable tolerability of single and multiple doses of mavacamten in both healthy volunteers and HCM patients. Across the same group of trial subjects, we have demonstrated proof of mechanism, or the ability of mavacamten to reduce cardiac muscle contraction, an important biomarker of disease. Additionally, we generated preliminary evidence in two patients with obstructive HCM that leads us to believe that mavacamten has the potential to reduce LVOT obstruction.

MYK-491 for Genetic DCM

MYK-491 is an orally-administered small molecule designed to treat genetic DCM caused by mutations in sarcomeric proteins by restoring normal cardiac muscle contractility in the diseased DCM heart. This targeted therapy attempts to counteract one known mechanistic disruption by increasing the number of cross-bridges formed during cardiac muscle contraction, thereby increasing the ensemble force of contraction and improving cardiac output. We believe that if approved, MYK-491 could potentially be the first targeted therapy to treat an underlying biomechanical defect leading to DCM. Based on preclinical research across multiple animal models, MYK-491 may hold potential for controlled increases in the heart’s contractility with limited impact on relaxation.

We are currently enrolling a Phase 1b single-ascending dose (SAD) clinical trial of MYK-491 in DCM patients. Subject to enrollment in accordance with our current plans, we expect to release topline data from this trial in the second half of 2018. MYK-491 was generally well tolerated across the range of oral doses tested in our first-in-human, Phase 1 clinical trial in healthy volunteers.  Adverse events observed were benign and transient. Evidence of clinical proof-of-mechanism was observed at higher dose levels in the form of increased contractility, as measured by echocardiographic biomarkers. We used the results from this Phase 1 clinical trial to help determine a starting dose for the Phase 1b trial.

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

Current Standard of Care for Patients with Dilated Cardiomyopathy

There are currently no approved therapeutic products indicated for the treatment of DCM. Patients are typically prescribed one or more drugs indicated for the treatment of heart failure generally, such as anti-fibrillation agents, diuretics, beta blockers, renin-angiotensin-neprilysin system inhibitors or antagonists and aldosterone antagonists. By treating various signs and symptoms of heart disease and addressing some of the compensatory mechanisms described above, these drugs may reduce overall morbidity and mortality; however, none of the treatments address the underlying cause of disease or modify disease progression. Surgical options available to DCM patients include heart transplantation and use of an implantable cardioverter-defibrillator, a biventricular pacemaker or a left ventricular assist device.

Anticipated Development Plan for MYK-491

Our Phase 1 clinical development program for MYK-491 will principally evaluate the safety and tolerability of MYK-491 in human subjects. Additionally, we intend to follow a similar approach as we used for our Phase 1 clinical trials of mavacamten, including the use of non-invasive biomarkers to evaluate left ventricular contractility to establish early proof of mechanism. We are currently enrolling a Phase 1 single ascending dose (SAD) clinical trial of MYK-491 in DCM patients. Subject to enrollment in accordance with our current plans, we expect to release topline data from this trial in the second half of 2018. We have completed enrollment in a Phase 1 SAD clinical trial of MYK-491 in healthy volunteers, and topline data from this first-in-human trial showed that MYK-491 was generally well tolerated and increased contractility. We expect to initiate a MAD trial in DCM patients in the second half of 2018.

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

The Collaboration Agreement covers three main research programs: mavacamten (or HCM-1), HCM-2 and MYK-491 (or DCM-1). Under the Collaboration Agreement, we are responsible for conducting research and development activities pursuant to mutually agreed research and development plans through early human efficacy studies, except for certain specified research activities to be conducted by Sanofi as set forth in the research plan. The proof-of-concept studies contemplated by the Collaboration Agreement are expected to be conducted on a staggered basis.

Prior to the completion of proof–of-concept, or POC, studies, we will be responsible for development activities for each product. Following the completion of the POC studies, Sanofi will be responsible for worldwide development activities for DCM only. Under the Collaboration Agreement, we retained rights to develop and commercialize mavacamten and HCM-2 in the United States, as well as co-commercialization rights to MYK-491 in the United States, at our option. We have granted to Sanofi: (i) worldwide rights to commercialize MYK-491; and (ii) regulatory and commercialization rights outside the United States for the two HCM programs. Sanofi also has the option to co-promote the mavacamten and HCM-2 programs in the United States only in the event of a potential expanded cardiovascular disease indication outside of the genetically targeted indications for mavacamten and HCM-2. We will collaborate with Sanofi through the use of various committees, each of which are comprised of three representatives selected by us and three representatives selected by Sanofi, to manage the overall collaboration and coordinate the research of the compounds, as well as monitor, coordinate the development of the compounds and products and monitor and oversee the commercialization activities of the compound and products.

In December 2016, Sanofi provided notice to us of its election to continue the collaboration through December 31, 2018 pursuant to the terms of the Collaboration Agreement. In connection with Sanofi’s decision to continue the collaboration, we received a $45.0 million milestone payment, or the Continuation Payment, in January 2017 that was payable from Sanofi to MyoKardia as of December 31, 2016. Sanofi may elect to continue certain research and development activities under this collaboration beyond December 31, 2018 and provide additional funding of $15.0 million per applicable terms and conditions.

We are required to use diligent efforts to develop, and following the applicable regulatory approval in the United States, to commercialize at least one mavacamten product and one HCM-2 product in the United States. Sanofi is required to use diligent efforts to develop, and following the applicable regulatory approval in any of France, Germany, Italy, Spain, the United Kingdom, China, Japan and the United States, or the Major Market Countries, to commercialize at least one MYK-491 product in each Major Market Country, at least one mavacamten product in each Major Market Country (other than the United States) and at least one HCM-2 product in each Major Market Country (other than the United States).

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

Under the Collaboration Agreement, we were originally eligible to receive up to $200.0 million in upfront and milestone payments, equity investments and research and development support. To date, of such amount, we have received from Sanofi an initial non-refundable upfront cash payment of $35.0 million and equity investments totaling $24.0 million across multiple financing rounds, of which $14.0 million was funded outside of the original agreement, including an investment in our initial public offering (IPO). The total payments we were originally eligible to receive also includes the $45.0 million Continuation Payment which we received in January 2017, a $25.0 million milestone-based payment which we received upon our submission of an Investigational New Drug Application (IND) for MYK-491 to the FDA in November 2016, and an obligation from Sanofi to purchase an additional $40.0 million of our capital stock if Sanofi provided notice of its intent to continue the collaboration prior to December 31, 2016. Under the Collaboration Agreement, Sanofi’s obligation to purchase the additional $40.0 million of our capital stock (which was reduced by $5.0 million for its purchase of the Series B redeemable convertible preferred stock) terminated in connection with the consummation of our IPO. Additionally, we are eligible to receive up to $45.0 million of approved in-kind research and clinical activities. We are also eligible to receive from Sanofi tiered royalties ranging from the mid-single digits to the mid-teens on net sales of certain products under the Collaboration Agreement, and we have agreed to pay Sanofi tiered royalties ranging from the mid-single digits to the low teens on net sales of mavacamten and HCM-2 products in the United States.  The royalties payable under the Collaboration Agreement are subject to certain offsets and reductions.

In addition to these amounts, Sanofi may also be responsible for sharing a percentage of the registration program costs after the clinical POC is established for the HCM-1, HCM-2 and MYK-491 programs. Under the terms of the Collaboration Agreement, Sanofi is currently sharing registration program costs with us equally in relation to the product registration plan for mavacamten under the applicable RPP, during the remainder of the contract term, as approved in October 2017. Registration program costs include the costs relating to clinical trials, development and manufacturing of, and obtaining regulatory approvals for the product in accordance with an applicable RPP, and include direct employee costs and direct out-of-pocket costs incurred, by or on behalf of a party, that are specifically identifiable or reasonably and directly allocable to those activities. During the fourth quarter of 2017, Sanofi has reimbursed us for a portion of the registration program costs for mavacamten pursuant to the applicable RPP.

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

Our patent estate includes 4 issued U.S. patents, 3 U.S. pending patent applications, 1 pending Patent Cooperation Treaty, or PCT, application, over 60 international patent applications and 3 additional U.S. provisional applications, all of which are exclusively owned by us, with claims relating to all of our current clinical-stage drug candidates. With respect to our lead drug candidates in the HCM program, we exclusively own two issued U.S. patents, one pending U.S. patent application, and over 30 international patent applications relating to the chemical composition of mavacamten and use thereof.

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

In addition, substantial scientific and commercial research has been conducted for many years in the areas in which we have focused our development efforts, which has resulted in third parties having a number of issued patents and pending patent applications. Patent applications in the United States and elsewhere are published only after eighteen months from the priority date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Therefore, patent applications relating to drugs similar to mavacamten, MYK-491 and any future drugs, discoveries or technologies we might develop may have already been filed by others without our knowledge.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently depend on third-party contract manufacturing organizations, or CMOs, as well as our large pharma partner (Sanofi) for all of our requirements of raw materials, drug substance and drug product for our preclinical research and our ongoing clinical trials of mavacamten and MYK-491. We have not entered into long-term agreements with our current CMOs. We intend to continue to rely on CMOs and/or partners for later-stage development and commercialization of mavacamten and MYK-491, as well as the development and commercialization of any other product candidates that we may identify. Although we rely on CMOs and partners, we have personnel and third-party consultants with extensive manufacturing experience to oversee the manufacturing relationships and activities.

We believe the synthesis of the drug substance for mavacamten is reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale production and do not require unusual equipment or handling in the manufacturing process. We have obtained an adequate supply of the drug substance for mavacamten from our first CMO to satisfy our immediate clinical and preclinical demands. We have implemented improvements to our drug substance manufacturing process to further facilitate production capacity adequate to meet future development and commercial demands.  In addition, we believe the synthesis of the drug substance for MYK-491 is reliable and reproducible. We have obtained an adequate supply of the drug substance for MYK-491 from Sanofi to satisfy our immediate clinical and preclinical demands.  We are developing improvements to our MYK-491 drug substance manufacturing process to further facilitate production capacity adequate to meet future development and commercial demands.

Drug product formulation development for mavacamten and MYK-491 is in progress. We have contracted with a third-party manufacturer capable of both formulation development and drug product manufacturing through early commercialization for mavacamten. We are working with Sanofi sites capable of both formulation development and drug product manufacturing through early commercialization for MYK-491. We may identify other drug product manufacturers in the future to add additional capacity and redundancy to our supply chain. In our SAD clinical trials of mavacamten, we utilized a suspension formulation. We have developed and manufactured multiple strengths of an immediate release tablet for use in the MAD and other early stage trials (including PIONEER-HCM) trial. For future development and commercialization, we are developing a refined capsule formulation and may develop alternate formulations for the adolescent and children/infant populations. We are also employing a suspension formulation for the ongoing SAD study of MYK-491 which we also intend to use the MAD study (if performed) and have developed an immediate release tablet formulation for the proof-of-concept studies in patients. For future MYK-491 development and commercialization, we intend to develop a refined tablet formulation and may develop alternate formulations for the adolescent and children/infant populations.

Sales and Marketing

We have exclusive U.S. commercial rights to two of our three current programs (mavacamten and HCM-2) and U.S. co-promotion rights to MYK-491 subject to the collaboration with Sanofi, and have worldwide rights to LUS-1 and our future programs. We believe that we can maximize the value of our products by retaining substantial commercialization rights to our product candidates and, where appropriate, entering into collaborations for specific therapeutic indications or geographic territories.

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

Government Regulation

Drug Development Process

The pharmaceutical industry is subject to extensive global regulation by regional, country, state and local agencies. In the United States, the FDA is the primary regulator of drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. The process of obtaining regulatory approvals and compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with applicable requirements at any time during the drug development process, approval process, or after approval may subject us to adverse consequences and administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include refusal to approve pending applications; withdrawal of or restrictions on an approval; imposition of a clinical hold or other limitation on research; warning letters; product seizures; total or partial suspension of development, production, or distribution; or injunctions, fines, disgorgement, civil penalties or criminal prosecution.

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

•	satisfactory completion of an FDA or other regulatory authority inspection of clinical trial sites to assess compliance with GCP requirements; and
•	FDA review and approval of the NDA or other regulatory authority review and approval of a marketing authorization application.

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

An IND is a request for authorization from the FDA to administer an investigational drug product to humans. FDA's primary objectives in reviewing an IND are, in all phases of the investigation, to assure the safety and rights of subjects, and, in Phase 2 and 3, to help assure that the quality of the scientific evaluation of drugs is adequate to permit an evaluation of the drug's effectiveness and safety. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND also includes results of animal studies or other human studies, as appropriate, as well as manufacturing information, analytical data and any available clinical data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. The FDA also may impose a clinical hold after a trial has started. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND, or to the governing authorities on a country by country basis. Additionally, approval must also be obtained from each clinical trial site’s institutional review board, or IRB, or ethics committee before the trials may be initiated, and the IRB or ethics committee must monitor the study until completed.

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

The cost of preparing and submitting an NDA is substantial. Under federal law, NDAs are subject to substantial application user fees and the sponsor of an approved NDA is also subject to an annual prescription drug product program fees. Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2018, the user fee for each NDA application requiring clinical data is $2,421,495. For fiscal year 2018, PDUFA also imposes an annual prescription drug product program fee ($304,162). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term to be extended up to five years as compensation for patent term effectively lost due to the FDA’s pre-market approval requirements. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension. Extensions are not granted as a matter of right and the extension must be applied for prior to expiration of the patent and within a 60-day period from the date the product is first approved for commercial marketing. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Where a product contains multiple active ingredients, if any one active ingredient has not been previously approved, it can form the basis of an extension of patent term provided the patent claims that ingredient or the combination.

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

Under the FDCA, NDAs and certain supplements to NDAs must contain data adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDCA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, unless the drug has been granted orphan designation for the proposed indication at the time the initial PSP is required, within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs.

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

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Third-party payors are increasingly challenging the prices charged for products and services, examining the medical necessity and reviewing the cost-effectiveness of drugs, medical devices and medical services, in addition to questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, ACA, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Among the provisions of ACA of greatest importance to the pharmaceutical industry are the following:

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

•

Effective in 2011, ACA imposed a requirement on manufacturers of branded drugs and biologic products to provide a discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”).

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

Anti-Kickback Laws

U.S. federal laws, including the federal Anti-Kickback Statute, prohibit fraud and abuse involving state and federal healthcare programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various federal agencies, including CMS, the Department of Justice, and the Office of Inspector General for the U.S. Department of Health and Human Services, or HHS, and various state agencies. These anti-kickback laws prohibit, among other things, any person from knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program. Remuneration is broadly defined to include anything of value, such as cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies, or equipment. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. The anti-kickback laws are broad and prohibit many arrangements and practices that are lawful in businesses outside of the healthcare industry. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation.

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

On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Tax Payer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals.

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. The 2017 Tax Reform Act includes a provision repealing the individual mandate, effective January 1, 2019. Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse the insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through these marketplaces.  Thus, there may be further action to repeal, replace, or modify the ACA. While any further legislative and regulatory changes will likely take time to develop, and may or may not have an impact on the regulatory regime to which we are subject, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

Employees

As of December 31, 2017, we had 102 full-time employees. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

We lease approximately 34,409 square feet of office space in South San Francisco, California under a lease that expires on January 19, 2020. On October 1, 2017, the Company entered into an additional 25-month sublease agreement for approximately 8,000 square feet of office space in South San Francisco, California. On January 1, 2018, the Company expanded its office and laboratory space at the same location in South San Francisco by 6,000 square feet. We believe that our existing facilities and other available properties will be sufficient for our needs for the foreseeable future.

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

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. We would cease to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

We are an early-stage company. We were incorporated and commenced operations in June 2012. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, creating and expanding on our precision medicine platform, identifying potential product candidates, undertaking preclinical studies for our programs, completing Phase 1 and Phase 2 clinical trials for our most advanced product candidate, mavacamten, planning Phase 3 clinical development of mavacamten and commencing Phase 1 clinical development of our second product candidate, MYK-491. We have not yet demonstrated our ability to successfully complete the clinical development of a product candidate, including the completion of any clinical trials designed to support the registration of a product candidate, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our initial product candidates, mavacamten and MYK-491, are either in the early or middle stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of these or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our net loss for the years ended December 31, 2017 and 2016 was $46.0 million and $13.2 million, respectively. As of December 31, 2017, we had an accumulated deficit of $123.8 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

As of December 31, 2017, our cash and cash equivalents, including investments, were $276.4 million. We intend to use our cash and cash equivalents to fund the advancement of our mavacamten clinical development program, including our upcoming Phase 3 clinical trial in symptomatic oHCM patients and our planned additional clinical trials of mavacamten, the progression of MYK-491 through clinical proof-of-concept, our ongoing preclinical, discovery and research programs and the expansion of our platform, as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, mavacamten, MYK-491 or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We depend heavily on the success of mavacamten and MYK-491, our initial product candidates. Other than mavacamten and MYK-491, all of our other programs are in discovery or preclinical development. Preclinical testing and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification of our initial product candidates, mavacamten for the treatment of hypertrophic cardiomyopathy (“HCM”) and MYK-491 for the treatment of dilated cardiomyopathy (“DCM”). We are currently evaluating mavacamten and MYK-491 in early- and mid-stage clinical trials, and, if these product candidates fail to demonstrate safety or efficacy in their respective target indications to the satisfaction of the FDA or other comparable regulatory authorities, we will need to identify and rely on other product candidates or target indications, or both, for clinical development. All of our other programs are still in discovery or preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of mavacamten, MYK-491 or other product candidates that we may identify from our precision medicine platform.

The success of mavacamten, MYK-491 and any other product candidates that we discover and develop will depend on many factors, including the following:

•

timely and successful initiation, enrollment in, and completion of, clinical trials, including our upcoming Phase 2 and Phase 3 clinical trials of mavacamten in HCM, our ongoing Phase 1 clinical trial of MYK-491 in DCM and our planned additional clinical trials of these product candidates;

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

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical development or clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, although our preclinical observations and data generated from our Phase 1 and Phase 2 clinical trials of mavacamten support our hypothesis that mavacamten has the potential to reduce cardiac muscle contractility and our belief that such data have demonstrated clinical proof of mechanism in both HCM patients and healthy volunteers, we have not completed clinical trials of mavacamten in larger populations. In addition, our precision medicine platform is based on a translational medicine approach. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical or early clinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. The initial clinical data from our Phase 1 and Phase 2 clinical trials of mavacamten are preliminary in nature, and the clinical development of mavacamten is not complete. Early positive data may not be repeated or observed in ongoing or future trials involving our product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials, particularly in the field of cardiovascular medicine. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

If the results of our clinical trials are inconclusive or if there are safety concerns or adverse events associated with our product candidates, we may:

•	be delayed in obtaining marketing approval for our product candidates, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant restrictions on use or distribution of the drug;
•	require safety warnings in the label and/or require risk management plan post-approval;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•	have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy (“REMS”);
•	be subject to the addition of labeling statements, such as warnings or contraindications;
•	be sued; or
•	experience damage to our reputation.

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

Adverse events or other unintended side effects or safety signals caused by our product candidates could cause us, IRBs or ethics committees, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. For example, through additional studies, we may determine that although mavacamten has been shown to be specific to striated muscle, which includes both skeletal and cardiac muscle, and selective for cardiac muscle, it may target myosin in skeletal muscle, which could result in unintended adverse effects. We have observed adverse events in our clinical trials of mavacamten. Results of our ongoing and planned trials could reveal a high and unacceptable severity and prevalence of these or other adverse events in subjects treated with our product candidates. Additionally, if the adverse events we have observed are deemed to be unacceptable or other unacceptable side effects or safety signals are observed in any ongoing or subsequent preclinical studies or clinical trials of our product candidates, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Any adverse effects encountered in our preclinical studies or clinical trials, whether or not drug-related, could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.  Additionally, adverse effects may represent safety signals that could influence the benefit-risk assessment for further development or commercialization of a product candidate and may warrant further clinical or nonclinical investigation, consultation with health authorities, changes to product labeling or guidelines for its safe use, or other scientific or regulatory actions.  Any of these occurrences may harm our business, financial condition and prospects significantly.

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

•

the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; or

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

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will be delayed in completing, or may not be able to complete, the preclinical and clinical studies required to support future Investigational New Drug Application (IND) submissions and approval of our product candidates. Any of these events could lead to clinical study delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, request for voluntary recall, seizure or total or partial suspension of production.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for the commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for mavacamten for our clinical trials from third-party manufacturers, and we intend to rely on third-party manufacturers for our planned Phase 2 and Phase 3 clinical development activities for mavacamten and Phase 1b clinical trial of MYK-491. We do not have a long-term supply agreement with the third-party manufacturers, and we purchase our required drug supply on a purchase order basis. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms.

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

The facilities used by our contract manufacturers to manufacture any of our future products must be evaluated by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the cGMP regulation for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities or our marketing applications will not be approved. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or voluntary recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

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

•

the U.S. federal False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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
•

the U. S. legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, information related to payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians  and their immediate family members;

•	Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

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

The new presidential administration has indicated that enacting change to the ACA is a legislative priority, and has alternatively discussed repealing and replacing the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA.  The 2017 Tax Reform Act includes a provision repealing the individual mandate, effective January 1, 2019.  Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse the insurers under the ACA.  Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017.  In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through these marketplaces.  Thus, there may be further action to repeal, replace, or modify the ACA. While any further legislative and regulatory changes will likely take time to develop, and may or may not have an impact on the regulatory regime to which we are subject, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

As of December 31, 2017, we had 102 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. While we have determined that an ownership change occurred in April 2015 in connection with our Series B redeemable convertible preferred stock financing and in August 14, 2017 due to a subsequent stock offering, we do not believe that these ownership changes will result in the expiration of any of our existing NOLs prior to utilization. We may experience subsequent shifts in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

In addition, under the Tax Cuts and Jobs Act (the “Tax Act”), the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself.  The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely.  There is a risk that due to changes under the Tax Act, regulatory changes or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

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

As of March 1, 2018, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 51.6% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting starting with our Annual Report on Form 10-K for the fiscal year ending December 31, 2017. However, while we remain an emerging growth company, we will not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult to predict our future operating results. Our net loss and other operating results will be affected by numerous factors, many of which are outside of our control and may be difficult to predict, including:

•	variations in the level of expenses related to our clinical development programs, our precision medicine platform or our preclinical research and development programs;
•	the timing and success or failure of preclinical studies and clinical trials for our product candidates or competing product candidates;
•	our ability to obtain regulatory approval for our product candidates, and the timing and scope of any such approvals we may receive;
•	if any of our product candidates receives regulatory approval, the level of underlying demand for these product candidates and our ability to successfully commercialize any approved product;
•	addition or termination of clinical trials or funding support;
•	our execution of any new collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.
•	any intellectual property infringement or other lawsuits in which we may become involved; and
•	regulatory developments affecting our product candidates or those of our competitors.

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

In September 2014, we leased approximately 34,409 square feet of office space in South San Francisco, California which serves as our corporate headquarters under a lease that expires on January 19, 2020. On October 1, 2017, the Company entered into an additional 25-month sublease agreement for approximately 8,000 square feet of office space in South San Francisco, California. On January 1, 2018, the Company expanded its office and laboratory space at the same location in South San Francisco by 6,000 square feet. We believe that our existing facilities and other available properties will be sufficient for our needs for the foreseeable future.

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

MARKET INFORMATION

Our common stock began trading on The NASDAQ Global Select Market under the symbol “MYOK” on October 29, 2015.  Prior to this date, there was no public market for our common stock. The following table sets forth the high and low intraday sale prices per share of our common stock for the periods indicated, as reported by The NASDAQ Global Select Market.

	High	Low
Year Ended December 31, 2017
4th Quarter	$44.20	$32.80
3rd Quarter	$49.55	$12.85
2nd Quarter	$14.70	$10.80
1st Quarter	$15.00	$10.55
Year Ended December 31, 2016
4th Quarter	$18.95	$12.05
3rd Quarter	$22.83	$12.38
2nd Quarter	$14.97	$10.00
1st Quarter	$15.45	$6.24

HOLDERS OF COMMON STOCK

As of March 1, 2018, we had 35,923,637 shares of common stock outstanding held by approximately 31 stockholders of record. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Assumed $100 investment in stock or index	Ticker	October 29, 2015	December 31, 2015	December 31, 2016	December 31, 2017
MyoKardia, Inc. (MYOK)	MYOK	$100	$132	$117	$380
NASDAQ Composite (^IXIC)	IXIC	$100	$99	$106	$136
NASDAQ Biotechnology (^NBI)	NBI	$100	$102	$80	$97

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(in thousands, except per share amounts)
October 1, 2017 through October 31, 2017	—	$—	—	—
November 1, 2017 through November 30, 2017	1,559	1.51	—	—
December 1, 2017 through December 31, 2017	—	—	—	—
Total	1,559	$1.51	—	—

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

You should read the selected historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below is derived from our audited consolidated financial statements and may not be indicative of future operating results.

	Year Ended December 31,
(In thousands, except share and per share data)	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:
Collaboration and license revenue	$22,500	$39,199	$14,199	$5,916	$—
Operating expenses:
Research and development	48,136	36,215	28,393	18,296	11,603
General and administrative	21,973	16,289	9,019	4,838	2,029
Total operating expenses	70,109	52,504	37,412	23,134	13,632
Loss from operations	(47,609)	(13,305)	(23,213)	(17,218)	(13,632)
Interest and other income (loss), net	1,657	153	(47)	2	—
Change in fair value of redeemable convertible preferred stock call option liability	—	—	314	387	932
Net loss	(45,952)	(13,152)	(22,946)	(16,829)	(12,700)
Cumulative dividend relating to redeemable convertible preferred stock	—	—	(5,151)	(2,864)	(1,087)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(98)	(158)	(179)
Net loss attributable to common stockholders	$(45,952)	$(13,152)	$(28,195)	$(19,851)	$(13,966)
Net loss per share attributable to common stockholders, basic and diluted	$(1.40)	$(0.48)	$(4.48)	$(11.30)	$(11.98)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	32,832,514	27,475,792	6,292,800	1,756,900	1,165,867

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$224,571	$135,797	$112,265	$43,648	$1,911
Working capital	218,521	153,275	91,572	26,348	(125)
Total assets	282,808	201,306	116,580	46,889	4,703
Accumulated deficit	(123,797)	(77,837)	(64,685)	(36,906)	(17,247)
Total stockholders’ equity (deficit)	$241,734	$145,382	$93,873	$(36,906)	$(17,247)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. Our initial focus is on the treatment of heritable cardiomyopathies, a group of rare, genetically driven forms of heart failure that result from biomechanical defects in cardiac muscle contraction. We have used our precision medicine platform to generate a robust pipeline of therapeutic programs for the chronic treatment of the two most common forms of heritable cardiomyopathy—hypertrophic cardiomyopathy, or HCM, and dilated cardiomyopathy, or DCM.

A Phase 2 clinical trial of mavacamten, our product candidate for the treatment of HCM, demonstrated improvements in signs and symptoms of symptomatic oHCM, and we plan to advance mavacamten into a pivotal Phase 3 clinical trial in the second quarter of 2018. Using our precision medicine development strategy, we believe we have efficiently generated clinical proof of mechanism for mavacamten in both healthy volunteers and in HCM patients, and we intend to pursue a similar path for MYK-491, our product candidate for DCM, and for mavacamten in a second indication, nHCM. MYK-491 has completed a Phase 1 clinical trial in healthy volunteers which has helped identify starting dose for use in patients and a Phase 1b single-ascending dose clinical trial is currently underway in DCM patients with stable heart failure.

Financial Overview

We have not generated net income, and, as of December 31, 2017, we had an accumulated deficit of $123.8 million, primarily as a result of research and development and general and administrative expenses.

To date, all of our revenue has been derived from non-refundable payments under the license and collaboration agreement we entered into with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A. (“Sanofi”), in August 2014, which we refer to as the Collaboration Agreement, and we have not yet generated any revenue from product sales. We have never been profitable and have incurred net losses in each year since commencement of our operations. We expect to incur significant and increasing losses from operations for the foreseeable future, and we can provide no assurance that we will ever generate significant revenue or profits.

Through December 31, 2017, we have financed our operations through public offerings of common stock, private placements of redeemable convertible preferred stock and funds received in connection with the Sanofi Collaboration Agreement entered into in August 2014. We received aggregate net proceeds of $93.9 million from the sales of shares of our Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, we completed our initial public offering of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. On October 3, 2016, we completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.1 million, after deducting underwriting discounts, commissions and offering costs. In August 2017, we completed another follow-on public offering of 4,025,000 shares of common stock at an offering price of $35.50 per share, resulting in net proceeds of approximately $133.9 million, after deducting underwriting discounts, commissions and offering costs. In connection with the Collaboration Agreement, we have received $115.7 million from Sanofi S.A., consisting of a $35.0 million upfront payment, a $25.0 million payment for the submission of an Investigational New Drug Application (IND) for mavacamten with the FDA in November 2016, a $45.0 million continuation payment from Sanofi in January 2017 and $10.7 million in reimbursements and prepayments for research and development costs under a Registration Program Plan (RPP) for mavacamten. As of December 31, 2017, we had an accumulated deficit of $123.8 million and capital resources consisting of cash, cash equivalents of $224.6 million, short-term investments of $31.9 million and long-term investments of $19.9 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months from the date of this filing.

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

The research and development expenses incurred in the development and potential commercialization of mavacamten, MYK-491 and other product candidates are net of $7.3 million in mavacamten RPP reimbursements and credits as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Mavacamten, net of reimbursement	$19,902	$17,445	$15,945
MYK-491	11,286	8,288	7,616
Other	16,948	10,482	4,832
Total research and development expenses:	$48,136	$36,215	$28,393

Sanofi License and Collaboration Agreement

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

Under the Collaboration Agreement, Sanofi also agreed to provide up to $200.0 million in upfront and milestone payments, equity investments and research and development support. As of December 31, 2017, of such amount, we have received from Sanofi an initial non-refundable upfront cash payment of $35.0 million and equity investments of $10.0 million in exchange for Series A-1 redeemable convertible preferred stock, a $25.0 million milestone-based payment and a $45.0 million continuation payment. In addition, we have received equity funding outside of the original agreement of $5.0 million in exchange for Series B redeemable convertible preferred stock and $9.0 million in exchange for shares of our common stock in our IPO. The total payments we were originally eligible to receive also include an obligation from Sanofi to purchase an additional $40.0 million of our capital stock if Sanofi provided notice of its intent to continue the collaboration prior to December 31, 2016. Under the Collaboration Agreement, Sanofi’s obligation to purchase the additional $40.0 million of our capital stock (which was reduced by $5.0 million for its purchase of the Series B redeemable convertible preferred stock) terminated in connection with the closing of our IPO in November 2015. Additionally, we are eligible to receive up to $45.0 million of approved in-kind research and clinical activities. This eligibility expires on December 31, 2018.

Components of Operating Results

Collaboration and License Revenue

We generate revenue from the Collaboration Agreement with Sanofi for the development and commercialization of products under the collaboration.

Operating Expense

Research and Development Expenses

Research and development expenses consist of salaries and benefits, including stock-based compensation, lab supplies and facility costs, and fees paid to CROs to conduct certain research and development activities on our behalf. Amounts incurred in connection with collaboration and license agreements are also included in research and development expense. Payments made prior to the receipt of goods or services are capitalized until the goods or services are received.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and benefits, including stock based compensation, professional fees for legal, consulting, audit and tax services, market research, rent and other general operating expenses not otherwise classified as research and development expenses.

Change in Fair Value of Redeemable Convertible Preferred Stock Call Option Liability

In 2014, we recorded a redeemable convertible preferred stock call option liability related to our obligation to Sanofi under the Collaboration Agreement whereby we agreed to issue shares of our redeemable convertible preferred stock. This liability was determined to be a freestanding financial instrument that was adjusted for changes in fair value until the issuance of Series B preferred stock in 2015, upon which it was reclassified to permanent equity.

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

Recent Accounting Pronouncements

The information required by this item is included in Note 2, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Revenue under collaboration and license arrangements is recognized based on the performance requirements of the contract. Collectability is assessed based on evaluation of payment criteria as stated in the contract as well as the creditworthiness of the collaboration partner. Determination of whether delivery has occurred or services rendered are based on management’s evaluation of the performance obligations as stated in the contract and progress made against those obligations. Evidence of an arrangement is deemed to exist upon execution of the contract. Fees are considered fixed and determinable when the amount payable to us is no longer subject to any acceptance, refund rights or other contingencies that would alter the fixed nature of the fees charged for the deliverables.

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

License and collaboration agreements may also contain milestone payments that become due upon the achievement of certain milestones. We apply ASC 605-28, Revenue Recognition—Milestone Method. Under the milestone method, payments that are contingent upon achievement of a substantive milestone are recognized in the period in which the milestone is achieved. A substantive milestone is defined as an event that can only be achieved based on our performance, and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones subject to this guidance. Further, for the milestone to be considered substantive, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement, and commensurate with our performance to achieve the milestone.

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

The fair value is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis. As permitted under ASU 2016-09, beginning January 1, 2017, we have elected to recognize forfeitures as they occur, and no longer estimate a forfeiture rate when calculating the stock-based compensation for our equity awards. Until December 31, 2016, stock-based compensation expense recognized at fair value included the impact of estimated forfeitures as we estimated future forfeitures at the date of grant and revised the estimates, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

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

Expected Volatility—For all stock options granted to date, the volatility data was estimated based on a study of our trading history and that of our publicly traded industry peer companies. For purposes of identifying these peer companies, we considered the industry, stage of development, size and financial leverage of potential comparable companies.

Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input. We currently have no history or expectation of paying cash dividends on its common stock.

Risk-Free Interest Rate—The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

Stock-based awards granted include time-based, performance and market-based stock options. Stock-based compensation expense for performance stock options is based on the probability of achieving certain performance criteria, as defined in the individual option grant agreement. We estimate the number of performance options ultimately expected to vest and recognize stock-based compensation expense for those options expected to vest when it becomes probable that the performance criteria will be met and the options will vest. As of December 31, 2017, $354,000 of stock-based compensation expense had been recorded in aggregate in relation to such options to purchase shares of common stock because achievement of the applicable performance criteria had been considered probable.

We estimated the fair value of the time-based and performance-based employee stock options using the Black-Scholes option-pricing model based on the date of grant with the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.92%-2.27%	1.05%-2.10%	1.53%-1.94%
Expected life (in years)	5.3-6.1	5.3-6.1	5.5-6.5
Volatility	71%-75%	71%-73%	79%-109%
Dividend yield	0%	0%	0%

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

We account for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likelihood of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

As of December 31, 2017, our total deferred tax assets were $41.1 million.  Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax attributes such as net operating losses, or NOLs, research and development credits, and orphan drug credits. Utilization of NOLs and other tax attributes may be limited by the “ownership change” rules, as defined in Section 382 and Section 383 of the Internal Revenue Code, respectively. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock in a three-year period. Similar rules may apply under state tax laws. We have determined that an ownership change occurred on April 20, 2015, in connection with our Series B redeemable convertible preferred stock financing, and on August 14, 2017, due to a subsequent stock offering.  Each ownership change resulted in an annual limitation, but all NOLs and other tax attributes generated prior to the ownership changes on April 20, 2015 and August 14, 2017 can be utilized prior to expiration if we earn sufficient taxable income.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 21, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

The Tax Act reduces the corporate tax rate to 21% effective January 1, 2018. Consequently, we have recorded a decrease in net deferred tax assets of $13.3 million, with a corresponding adjustment to the valuation allowance of $13.3 million, for the year ended December 31, 2017. The state and foreign deferred tax effect on federal deferred tax assets has been calculated using 21% rather than the previous 34% federal tax rate. The increase in deferred tax assets has been offset against an increase to the valuation allowance.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the tax effect of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act’s enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, we must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that our accounting for certain income tax effects of the Tax Act is incomplete, but we are able to determine a reasonable estimate, we must record a provisional estimate in its consolidated financial statements. If we are unable to determine a reasonable estimate, we should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The decrease of $13.3 million in deferred tax assets and corresponding adjustment to the valuation allowance related to the Tax Act described in the paragraphs above represent our reasonable estimates of the impact of the Tax Act and are provisional amounts within the meaning of SAB 118. Also, it is expected that the U.S. Treasury will issue regulations and other guidance on the application of certain provisions of the Tax Act. In subsequent periods, but within the measurement period, we will analyze that guidance and other necessary information to refine our estimates and complete our accounting for the tax effects of the Tax Act as necessary.

We include penalties and interest expense related to income taxes as a component of other income and expense, net.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations during the periods indicated (in thousands):

	Year Ended December 31,		Increase/
	2017	2016	(Decrease)
Collaboration and license revenue	$22,500	$39,199	$(16,699)
Operating expenses:
Research and development, net	48,136	36,215	11,921
General and administrative	21,973	16,289	5,684
Total operating expenses	70,109	52,504	17,605
Loss from operations	(47,609)	(13,305)	(34,304)
Interest and other income, net	1,657	153	1,504
Net loss	(45,952)	(13,152)	(32,800)
Other comprehensive (loss) income	(200)	8	(208)
Comprehensive loss	$(46,152)	$(13,144)	$(33,008)

Collaboration and License Revenue

Collaboration and license revenue decreased by $16.7 million during the year ended December 31, 2017. Revenue for the period ended December 31, 2017 related to amounts we recognized from the continuation payment of $45.0 million under the Collaboration Agreement. The amount for the period ended December 31, 2016 included $25.0 million attributable to revenue we recognized from Sanofi’s one-time milestone payment upon our submission of an IND for MYK-491 with the FDA in November 2016.

Research and Development Expenses

Research and development expenses increased $11.9 million, or 33%, from $36.2 million for 2016 to $48.1 million for 2017. The increase was primarily due to increases of $7.2 million in expenses relating to clinical trials of mavacamten and MYK-491, $4.2 million in contract research and consulting, $6.7 million in salary and benefits including stock compensation as a result of an increase in our employee headcount, $0.7 million in higher facility-related costs and a net change of $0.4 million in other expenses, offset by $7.3 million in RPP reimbursements from Sanofi.

General and Administrative Expenses

General and administrative expenses increased $5.7 million, or 35%, from $16.3 million for 2016 to $22.0 million for 2017. The increase in general and administrative expenses was primarily due to an increase of $2.6 million in salaries and benefits, including stock compensation, as a result of an increase in our employee headcount, $1.4 million in professional fees including accounting and finance fees, $0.9 million in marketing expenses, $0.6 million in recruiting costs and $0.3 million in office and related expenses.

Interest and Other Income, Net

Interest and other income, net was $1.7 million for the year ended December 31, 2017, an increase of $1.5 million, primarily due to interest earned on higher invested balances.

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations during the periods indicated (in thousands):

	Year Ended December 31,		Increase/
	2016	2015	(Decrease)
Collaboration and license revenue	$39,199	$14,199	$25,000
Operating expenses:
Research and development, net	36,215	28,393	7,822
General and administrative	16,289	9,019	7,270
Total operating expenses	52,504	37,412	15,092
Loss from operations	(13,305)	(23,213)	9,908
Interest and other income (expense), net	153	(47)	200
Change in fair value of redeemable convertible preferred stock call option liability	—	314	(314)
Net loss	(13,152)	(22,946)	9,794
Other comprehensive income	8	—	8
Comprehensive loss	$(13,144)	$(22,946)	$9,802

Collaboration and License Revenue

Collaboration and license revenue increased by $25.0 million during the year ended December 31, 2016, which was entirely attributable to revenue we recognized from Sanofi’s milestone payment upon our submission of an IND for MYK-491 with the FDA in November 2016.

Research and Development Expenses

Research and development expenses increased $7.8 million, or 28%, from $28.4 million for 2015 to $36.2 million for 2016. The increase in research and development expenses was primarily due to an increase of $2.1 million in payroll expenses as a result of an increase in our employee headcount, $1.9 million in drug formulation and manufacturing costs for mavacamten Phase 2 and MYK-491 Phase 1 drug materials, $1.6 million in contract research, biology, and chemistry services, $1.3 million in toxicology study costs for mavacamten, $1.0 million in stock-based compensation costs, $0.6 million in professional fees for consulting and contract costs, offset by a $1.3 million decrease in clinical costs as we substantially completed our three mavacamten Phase 1 trials in the first half of 2016.  For the years ended December 31, 2015 and 2016, substantially all of our research and development expenses related to our mavacamten and MYK-491 drug development activity and other preclinical product candidates.

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

Change in Fair Value of Redeemable Convertible Preferred Stock Call Option Liability

The change in the fair value of the redeemable convertible preferred stock call option liability resulted in a gain of $0.3 million in 2015 and zero in 2016. The gain recorded in 2015 was primarily due to the changes in the fair value of the redeemable convertible preferred stock call option liability associated with the redeemable convertible preferred stock investments made by Sanofi under the Collaboration Agreement.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our equity securities, payments received in connection with the Collaboration Agreement, and our public offerings of common stock. During 2014, we received net proceeds of $28.9 million from the sale of Series A and Series A-1 redeemable convertible preferred stock and, in August 2014, we received an upfront payment of $35.0 million from Sanofi in connection with the entry into the Collaboration Agreement. In April 2015, we received net proceeds of $45.8 million from the sale of Series B redeemable convertible preferred stock. Pursuant to the IPO in November 2015, we received net proceeds of $55.6 million, net of underwriting discounts, commissions and offering costs.  On October 3, 2016, we completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.1 million, after deducting underwriting discounts, commissions and offering costs. On August 14, 2017, we completed another follow-on public offering of 4,025,000 shares of common stock at an offering price of $35.50 per share, resulting in net proceeds of approximately $133.9 million, after deducting underwriting discounts, commissions and offering costs. In connection with the Collaboration Agreement, we have received $115.7 million from Sanofi, consisting of a $35.0 million upfront payment, a $25.0 million milestone payment for the submission of an IND for MYK-491 with the FDA in November 2016, a $45.0 million continuation payment from Sanofi in January 2017 and $10.7 million in reimbursements and prepayments for research and development costs under a Registration Program Plan (RPP) for mavacamten. As of December 31, 2017, we had cash and cash equivalents of $224.6 million, short-term investments of $31.9 million and long-term investments of $19.9 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months from the date of this filing.

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize mavacamten, MYK-491 or other product candidates.

We expect that our existing cash and cash equivalents will provide sufficient funds to sustain operations through at least the next 12 months from the date of this filing based on our existing business plan. However, we expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform, the development and potential commercialization of mavacamten and MYK-491, and the discovery, development and potential commercialization of any additional product candidates we may pursue. Specifically, we have incurred substantial expenses in connection with our Phase 1 clinical trials of mavacamten and expect to continue to incur substantial expenses in connection with our ongoing PIONEER-HCM Phase 2 clinical trial of mavacamten and any additional Phase 2 and Phase 3 clinical trials that we may conduct for mavacamten, as well as our ongoing and planned clinical development activities for MYK-491. Furthermore, if our planned Phase 2 and potential Phase 3 clinical trials for mavacamten are successful, or our other product candidates, including MYK-491, enter into later stage clinical trials or more advanced discovery and development stages, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

We will continue to require additional financing to develop our product candidates and fund operations for the foreseeable future through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress and the costs of, and our ability to generate positive date from, our ongoing and planned clinical trials of mavacamten and MYK-491;
•	our ability to receive additional payments from Sanofi pursuant to the Collaboration Agreement and timing thereof;
•	the number of product candidates that we intend to develop using our precision medicine platform;
•	the costs of research and preclinical studies to support the advancement of other product candidates into clinical development;
•

the timing of, and costs involved in, executing our clinical development plans, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we currently expect;

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) provided by:
Operating activities	$(9,838)	$(20,856)	$(32,100)
Investing activities	(37,577)	(17,113)	(1,252)
Financing activities	136,189	61,501	101,969
Net increase in cash and cash equivalents	$88,774	$23,532	$68,617

Cash Used in Operating Activities

Net cash used in operating activities was $9.8 million for the year ended December 31, 2017 as compared to net cash used in operating activities for the year ended December 31, 2016 of $20.9 million. Cash used in operating activities in 2017 was primarily due to the use of funds in our operations that resulted in a net loss of $46.0 million adjusted for non-cash stock-based compensation of $6.1 million and depreciation of $1.3 million, as well as changes in other operating assets and liabilities, including a decrease of receivables from Sanofi of $44.0 million, prepayment of $4.4 million from Sanofi towards registration program costs under the mavacamten RPP, an increase in accrued liabilities of $3.0 million, offset by a decrease in deferred revenue of $22.5 million related to the continuation payment under the Sanofi Collaboration Agreement. In addition, we received a reimbursement of $6.3 million from Sanofi towards registration program costs under the mavacamten RPP related to the period prior to September 30, 2017 which is included in the $7.3 million offset against research and development expenses for the three months ended December 31, 2017.

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

Cash Used in Investing Activities

Net cash used in investing activities was $37.6 million for the year ended December 31, 2017 as compared to net cash used in investing activities for the year ended December 31, 2016 of $17.1 million. Net cash used in investing activities in 2017 consisted of purchases of investments of $44.0 million and purchases of lab and office equipment of $1.5 million, offset by sales and maturities of investments of $8.0 million.

Net cash used in investing activities in 2016 consisted of purchases of short-term and long-term investments of $16.1 million and purchases of lab and office equipment of $1.1 million.

Net cash used in investing activities in 2015 consisted of purchases of leasehold improvements, and lab and office equipment of $1.4 million.

Cash Provided by Financing Activities

Cash provided by financing activities was $136.2 million for the year ended December 31, 2017, compared to $61.5 million in the year ended December 31, 2016. Cash provided by financing activities in the year ended December 31, 2017 consisted of net proceeds of $133.9 million received from the public offering of our common stock in August 2017 and proceeds of $2.4 million from the exercise of stock options and purchases under the employee stock purchase plan.

Cash provided by financing activities in the year ended December 31, 2016 consisted primarily of net proceeds of $61.1 million received from the public offering of our common stock in October 2016.

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

Contractual Obligations and Commitments

Purchase Commitments

We conduct product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. We have contractual arrangements with these organizations; however, these contracts are generally cancelable on 30 days’ notice and the obligations under these contracts are largely based on services performed.

Facility Leases

On June 29, 2012, we entered into a 66-month lease for approximately 12,000 square feet of office and laboratory space in South San Francisco with annual payments of approximately $0.5 million. In connection with this lease agreement, we also entered into a shared facilities and services agreement with Global Blood Therapeutics, Inc. (“GBT”), a co-tenant in the office building. In October 2014, we entered into a lease assignment agreement with the owner of the building and GBT to allow GBT to sublease our portion of the building beginning in March 2015. For the year ended December 31, 2017, we recorded approximately $0.4 million of sublease income and $0.4 million of sublease expense, which is recorded in interest and other income, net in the consolidated statements of operations and comprehensive loss.

On September 15, 2014, we entered into a five-year lease for approximately 34,400 square feet of office and laboratory space in South San Francisco. We may extend the lease for an additional three-year term. The initial annual lease payments are $1.3 million, increasing to $1.6 million in the final year of the agreement. The lease period commenced in January 2015. We received a lease abatement for the first three months of the lease term, which is recorded as deferred rent and recognized over the lease term.

On October 1, 2017, we entered into an additional 25-month sublease agreement for approximately 8,000 square feet of office space in South San Francisco with annual payments of approximately $0.3 million. The lease period commenced on October 1, 2017 and expires on October 31, 2019. On January 1, 2018, the Company expanded its office and laboratory space at the same location in South San Francisco by 6,000 square feet for an approximate annual cost of $0.4 million.

As of December 31, 2017, we have lease obligations consisting of an operating lease for our operating facility for approximately 34,400 square feet, which we executed in September 2014 and our operating facility for approximately 8,000 square feet, which we executed in October 2017. The term of the former lease commenced in January 2015 and expires in January 2020, and the terms of the later lease commenced on October 1, 2017 and expires on October 31, 2019.

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
Lease obligations, net	$1,965	$1,898	$—	$—	$3,863

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

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2017, we had cash and cash equivalents of $224.6 million, consisting of interest-bearing money market accounts and money market funds, which would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities of our cash and cash equivalents and the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial and accounting officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2017, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(b) Exhibits.  See Item 15(b) below for a complete list of Exhibits to this report.

EXHIBIT INDEX

Exhibit			Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37609	3.1	November 18, 2015

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-207151	3.4	October 13, 2015

4.1	Specimen Common Stock Certificate	S-1/A	333-207151	4.1	October 19, 2015

4.2	Second Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders dated April 20, 2015	S-1	333-207151	4.2	September 28, 2015

4.3	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders dated April 20, 2015	S-1	333-207151	4.3	September 28, 2015

10.1#	2012 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-207151	10.1	September 28, 2015

10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-207151	10.2	October 19, 2015

10.3#	Employment Offer Letter Agreement, by and between the Registrant and Robert S. McDowell, Ph.D., dated June 8, 2012	S-1	333-207151	10.3	September 28, 2015

10.4#	Employment Offer Letter Agreement, by and between the Registrant and T. Anastasios Gianakakos, dated September 19, 2013	S-1	333-207151	10.4	September 28, 2015

10.5#	Employment Offer Letter Agreement, by and between the Registrant and Jacob Bauer, dated July 2, 2014	S-1	333-207151	10.5	September 28, 2015

10.6#	Employment Offer Letter Agreement, by and between the Registrant and Steven Chan, dated October 20, 2014	S-1	333-207151	10.6	September 28, 2015

10.7#	Employment Offer Letter Agreement, by and between the Registrant and Joseph Lambing, Ph.D., dated February 27, 2014	S-1	333-207151	10.7	September 28, 2015

Exhibit			Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.8	Lease Agreement, by and between the Registrant and HCP LS Redwood City, LLC, dated September 15, 2014	S-1	333-207151	10.9	September 28, 2015

10.9†	License and Collaboration Agreement, by and between the Registrant and Aventis Inc., dated August 1, 2014	S-1/A	333-207151	10.10	October 27, 2015

10.10#	Form of Indemnification Agreement, by and between the Registrant and each of its directors and officers	S-1/A	333-207151	10.11	October 13, 2015

10.11#	2015 Employee Stock Purchase Plan	S-1/A	333-207151	10.14	October 19, 2015

10.12#	Change in Control Policy	S-1/A	333-207151	10.15	October 19, 2015

10.13#	Non-Employee Director Compensation Policy	S-1/A	333-207151	10.16	October 19, 2015

10.14#	Senior Executive Cash Incentive Bonus Plan	8-K	001-37609	10.1	February 5, 2016

10.15#	Employment Offer Letter Agreement by and between the Registrant and June Lee, dated December 2, 2016.	8-K	001-37609	10.1	February 1, 2017

10.16#	Employment Offer Letter Agreement by and between the Registrant and Marc Semigran, dated October 28, 2016.				Filed herewith

10.17#	Employment Offer Letter Agreement by and between the Registrant and Cynthia Ladd, dated December 4, 2017.				Filed herewith

10.18	Sublease Agreement by and between REG Life Sciences, LLC (“Sublandlord”) and MyoKardia, Inc. (“Subtenant”), dated October 1, 2017				Filed herewith

21.1	List of Subsidiaries	S-1	333-207151	21.1	September 28, 2015

23.1	Consent of independent registered public accounting firm	—	—	—	Filed herewith

24.1	Power of attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification by the Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).	—	—	—	Filed herewith

32.2	Certification by the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).	—	—	—	Filed herewith

101.INS	XBRL Instance Document	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

Exhibit			Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MyoKardia, Inc. and its subsidiary as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLPPricewaterhouseCoopers LLP

San Jose, California

March 8, 2018

We have served as the Company’s auditor since 2014.

MYOKARDIA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$224,571	$135,797
Short-term investments	31,933	4,072
Receivable from collaboration partner	1,013	45,000
Prepaid expenses and other current assets	1,876	1,394
Total current assets	259,393	186,263
Property and equipment, net	3,147	2,758
Long-term investments	19,900	12,002
Other long-term assets	368	283
Total assets	$282,808	$201,306
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,301	$1,798
Accrued liabilities	11,639	8,690
Prepayment from collaboration partner	4,432	—
Deferred revenue - current	22,500	22,500
Total current liabilities	40,872	32,988
Other long-term liabilities	202	436
Deferred revenue - noncurrent	—	22,500
Total liabilities	41,074	55,924
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 and 150,000,000 shares authorized at December 31, 2017 and 2016, respectively; 35,812,791 and 31,428,998 shares, issued and outstanding at December 31, 2017 and 2016, respectively	4	3
Additional paid-in capital	365,719	223,208
Accumulated other comprehensive (loss) income	(192)	8
Accumulated deficit	(123,797)	(77,837)
Total stockholders’ equity	241,734	145,382
Total liabilities and stockholders’ equity	$282,808	$201,306

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Collaboration and license revenue	$22,500	$39,199	$14,199
Operating expenses:
Research and development, net	48,136	36,215	28,393
General and administrative	21,973	16,289	9,019
Total operating expenses	70,109	52,504	37,412
Loss from operations	(47,609)	(13,305)	(23,213)
Interest and other income, net	1,657	153	(47)
Change in fair value of redeemable convertible preferred stock call option liability	—	—	314
Net loss	(45,952)	(13,152)	(22,946)
Other comprehensive (loss) income	(200)	8	—
Comprehensive loss	(46,152)	(13,144)	(22,946)
Cumulative dividend relating to redeemable convertible preferred stock	—	—	(5,151)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(98)
Net loss attributable to common stockholders	$(45,952)	$(13,152)	$(28,195)
Net loss per share attributable to common stockholders, basic and diluted	$(1.40)	$(0.48)	$(4.48)
Weighted average number of shares used to compute net loss per share attributable to common stockholders, basic and diluted	32,832,514	27,475,792	6,292,800

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

			Additional	Accumulated other		Total
	Common Stock		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	income/ (loss)	Deficit	Equity/(Deficit)
BALANCE—December 31, 2014	3,634,434	—	—	—	(36,906)	(36,906)
Issuance of common stock during initial public offering (IPO), net of issuance costs of $6,903	6,253,125	1	55,626	—	—	55,627
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $163	—	—	—	—	—	—
Issuance of common stock for stock option exercises	352,978	—	—	—	—	—
Vesting of early exercised stock options and restricted stock	—	—	177	—	—	177
Repurchase of early exercised stock options	(54,128)	—	(19)	—	—	(19)
Stock-based compensation	—	—	516	—	—	516
Dividends on redeemable convertible preferred stock	—	—	(416)	—	(4,735)	(5,151)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(98)	(98)
Conversion of Series A redeemable convertible preferred stock into common stock during IPO	10,408,162	1	43,972	—	—	43,973
Conversion of Series A-1 redeemable convertible preferred stock into common stock during IPO	1,814,059	—	10,904	—	—	10,904
Conversion of Series B redeemable convertible preferred stock into common stock during IPO	4,644,526	1	47,795	—	—	47,796
Net loss	—	—	—	—	(22,946)	(22,946)
BALANCE—December 31, 2015	27,053,156	$3	$158,555	$—	$(64,685)	$93,873
Issuance of common stock in connection with the 2016 follow- on offering, net of issuance costs of $4,441	4,370,000	—	61,110	—	—	61,110
Issuance of common stock for stock option exercises	18,913	—	13	—	—	13
Issuance of common stock for employee stock purchase plan	52,913	—	493	—	—	493
Repurchase of early exercised stock options	(65,984)	—	(48)	—	—	(48)
Vesting of early exercised stock options and restricted stock	—	—	272	—	—	272
Stock-based compensation	—	—	2,813	—	—	2,813
Unrealized gains/(losses), net of tax benefits	—	—	—	8	—	8
Net loss	—	—	—	—	(13,152)	(13,152)
BALANCE—December 31, 2016	31,428,998	$3	$223,208	$8	$(77,837)	$145,382
Issuance of common stock in connection with the 2017 follow-on offering, net of issuance costs of $9,025	4,025,000	1	133,861	—	—	133,862
Issuance of common stock for stock option exercises	333,822	—	1,608	—	—	1,608
Issuance of common stock for employee stock purchase plan	66,932	—	757	—	—	757
Repurchase of early exercised stock options	(41,961)	—	(45)	—	—	(45)
Vesting of early exercised stock options and restricted stock	—	—	184	—	—	184
Stock-based compensation	—	—	6,138	—	—	6,138
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	8	—	(8)	—
Unrealized gains/(losses), net of tax benefits	—	—	—	(200)	—	(200)
Net loss	—	—	—	—	(45,952)	(45,952)
BALANCE—December 31, 2017	35,812,791	$4	$365,719	$(192)	$(123,797)	$241,734

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(45,952)	$(13,152)	$(22,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,138	2,813	516
Depreciation	1,294	1,111	965
Amortization of premiums on investments	85	—	—
Loss (gain) on disposal of equipment	4	—	(4)
Change in fair value of redeemable convertible preferred stock call option liability, net	—	—	(314)
Changes in operating assets and liabilities:
Receivable from collaboration partner	43,987	(45,000)	—
Prepaid expenses and other current assets	(482)	(112)	(852)
Other long-term assets	(59)	(24)	39
Accounts payable	367	(434)	1,301
Accrued liabilities	2,968	3,250	2,940
Prepayment from collaboration partner	4,432	—	—
Other long-term liabilities	(120)	(109)	454
Deferred revenue	(22,500)	30,801	(14,199)
Net cash used in operating activities	(9,838)	(20,856)	(32,100)
Cash flow from investing activities:
Purchases of investments	(44,044)	(16,060)	—
Sales of investments	4,000	—	—
Maturities of investments	4,000	—	—
Purchases of property and equipment	(1,517)	(1,083)	(1,446)
Proceeds from sale of equipment	10	—	134
(Increase) decrease in restricted cash	(26)	30	60
Net cash used in investing activities	(37,577)	(17,113)	(1,252)
Cash flow from financing activities:
Proceeds from issuance of common stock during follow-on offerings, net of issuance costs	133,862	61,148	—
Proceeds from issuance of common stock during IPO, net of issuance costs	—	(153)	55,780
Proceeds from issuance of Series B preferred stock, net of issuance costs	—	—	45,837
Proceeds from exercise of stock options and employee stock purchase plan	2,365	506	352
Payments of prior period offering costs	(38)	—	—
Net cash provided by financing activities	136,189	61,501	101,969
Net increase in cash and cash equivalents	88,774	23,532	68,617
Cash and cash equivalents at beginning of period	135,797	112,265	43,648
Cash and cash equivalents at end of period	$224,571	$135,797	$112,265
Non-cash investing and financing activities:
Vesting of early exercised options and restricted stock	$184	$272	$177
Unpaid portion of property and equipment purchases included in period-end accounts payable and accrued liabilities	$283	$103	$61
Unpaid financing-related costs included in period-end accounts payable and accrued liabilities	$—	$38	$153
Accretion of redeemable convertible preferred stock to redemption value	$—	$—	$98
Accretion of dividends on redeemable convertible preferred stock	$—	$—	$5,151

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Notes to Consolidated Financial Statements

1. Organization

MyoKardia, Inc. (the “Company”) is a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. The Company’s initial focus is on the treatment of heritable cardiomyopathies, a group of rare, genetically driven forms of heart failure that result from biomechanical defects in cardiac muscle contraction. The Company has used its precision medicine platform to generate a robust pipeline of therapeutic programs for the chronic treatment of the two most common forms of heritable cardiomyopathy—hypertrophic cardiomyopathy, or HCM, and dilated cardiomyopathy, or DCM. A Phase 2 clinical trial of mavacamten, the Company’s product candidate for the treatment of HCM, demonstrated improvements in signs and symptoms of symptomatic oHCM, and the Company plans to advance mavacamten into a pivotal Phase 3 clinical trial in the second quarter of 2018. Using its precision medicine development strategy, the Company believes it has efficiently generated clinical proof of mechanism for mavacamten in both healthy volunteers and in HCM patients, and intends to pursue a similar path for MYK-491, its product candidate for DCM, and for mavacamten in a second indication, nHCM. MYK-491 has completed a Phase 1 clinical trial in healthy volunteers which has helped identify starting dose for use in patients and a Phase 1b single-ascending dose clinical trial is currently underway in DCM patients with stable heart failure. The Company was incorporated on June 8, 2012 in Delaware and its corporate headquarters and operations are located in South San Francisco, California.

Through December 31, 2017, the Company has financed its operations through an initial public offering (“IPO”), two follow-on public offerings, private placements of redeemable convertible preferred stock and funds received in connection with a license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A. (“Sanofi”), entered into in August 2014 (the “Collaboration Agreement”) (See Note 4). The Company received net proceeds of $93.9 million from the sale of shares of its Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, the Company completed its IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. On October 3, 2016, the Company completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.1 million, after deducting underwriting discounts, commissions and offering costs. On August 14, 2017, the Company completed another follow-on public offering of 4,025,000 shares of common stock at an offering price of $35.50 per share, resulting in net proceeds of approximately $133.9 million, after deducting underwriting discounts, commissions and offering costs. In connection with the Collaboration Agreement, the Company has received $115.7 million from Sanofi S.A., consisting of a $35.0 million upfront payment, a $25.0 million milestone payment for the submission of an Investigational New Drug (“IND”) application for MYK-491 with the FDA in November 2016, and a $45.0 million continuation payment from Sanofi in January 2017 and $10.7 million in reimbursements and prepayments for research and development costs under a Registration Program Plan (RPP) for mavacamten. As of December 31, 2017, the Company had an accumulated deficit of $123.8 million, cash and cash equivalents of $224.6 million, short-term investments of $31.9 million and long-term investments of $19.9 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements of the Company include the Company’s accounts and have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). During 2015, the Company established a wholly-owned foreign subsidiary, MyoKardia Australia Pty Ltd. The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiary. All intercompany accounts, transactions and balances have been eliminated during consolidation. The functional and reporting currency of the Company and its subsidiary is the United States (“US”) Dollar.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, fair value of redeemable convertible preferred stock call option liability, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase. At December 31, 2017 and 2016, the Company’s cash and cash equivalents were comprised of funds held in checking accounts and interest-bearing money market accounts and money market funds.

Restricted Cash

Restricted cash at December 31, 2017 and 2016 comprises cash balances primarily held as security in connection with the Company’s facility lease agreements and is included in other long-term assets on the consolidated balance sheets.

Short-term and Long-term Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Generally, those investments with contractual maturities greater than 12 months are considered long-term investments.  Unrealized gains and losses, deemed temporary in nature, are reported as a component of accumulated other comprehensive (loss) income, net of tax.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and investments. All of the Company’s cash and cash equivalents are held at financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company invests in a variety of financial instruments, such as, but not limited to, corporate debt and United States Treasury and Government agency securities, and by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any credit losses on its investments.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment charge would be recorded when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2017, there have been no such impairment charges.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the IPO and follow-on public offerings were capitalized. The deferred offering costs were offset against the proceeds received upon the closing of the IPO. There were $0.5 million of deferred offering costs capitalized during 2016 and upon the completion of the 2016 follow-on public offering, which were offset against the $61.6 million of proceeds received, net of underwriting discounts and commissions. There were $0.4 million of deferred offering costs capitalized during 2017 and upon the completion of the 2017 follow-on public offering, which were offset against the $134.3 million of proceeds received, net of underwriting discounts and commissions. As of December 31, 2017 and 2016, there were no deferred offering costs capitalized in other long term assets on the consolidated balance sheets.

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

Research and Development Expenses

Research and development costs are expensed as incurred and consist of salaries and benefits, lab supplies and facility costs, and fees paid to others that conduct certain research and development activities on the Company’s behalf. Amounts incurred in connection with collaboration and license agreements are also included in research and development expense.

Under the terms of the Collaboration Agreement, the Company and Sanofi are sharing qualified RPP costs through December 31, 2018, the term of the Agreement.  The mavacamten RPP costs consist of those research and development expenses incurred to develop a product including employee costs and direct out-of-pocket costs that are specifically identifiable or reasonably and directly allocable to the registration program activities. Examples of qualified costs include those incurred for clinical trials, preparation for regulatory approval, manufacture or purchase of product for use in trials and development of manufacturing processes. The Company reduces its research and development expenses during the period by the amounts expected to be received from Sanofi.

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

The fair value of a stock-based award is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis. As permitted under ASU 2016-09, beginning January 1, 2017, the Company has elected to recognize forfeitures as they occur, and no longer estimates a forfeiture rate when calculating the stock-based compensation for our equity awards. Until December 31, 2016, stock-based compensation expense recognized at fair value included the impact of estimated forfeitures as the Company estimated future forfeitures at the date of grant and revised the estimates, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. The Company had unrealized income from its available-for-sale securities during the year ended December 31, 2017, which qualified as other comprehensive income and, therefore, have been reflected in the consolidated statement of operations and comprehensive loss.

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

In May 2017, the FASB issued ASU No. 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718 to address diversity in practice. An entity should account for the effects of a modification unless all the three specified conditions are met. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. This ASU modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company will adopt ASU 2016-02 in its first quarter of 2019 utilizing the modified retrospective transition method. While the Company is currently evaluating the timing and impact of adopting ASU 2016-02, currently the Company anticipates recording lease assets and liabilities for its three facilities in South San Francisco and is currently evaluating and estimating the financial statement impact. It is not expected to have a material impact to the Company’s Consolidated Statements of Operations and the Company has not quantified the impact to its Consolidated Balance Sheets. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company has substantially completed its evaluation related to the adoption of ASU 2014-09, applying the five-step model of the new standard to its various revenue related arrangement. The Company has concluded that its collaboration agreement with Sanofi is the only material contract which will be impacted by the adoption of the new revenue standards. The Company has evaluated the criteria under ASC 606-10-25 and determined there are three performance obligations that were previously accounted for as one combined deliverable. The Company will finalize its accounting assessment and quantitative impact of the adoption during the first quarter of fiscal year 2018 and will apply the full retrospective method to restate each prior reporting period presented in the consolidated financial statements. As the Company completes its evaluation of these new revenue standards, new information may arise that could change the Company's current understanding of the impact to revenues recognized and its views on the expected impact to the periods prior to adoption.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$223,568	$223,568	$—	$—
U.S. government agency obligations	27,878	—	27,878	—
Corporate securities	23,955	—	23,955	—
	$275,401	$223,568	$51,833	$—

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$136,481	$136,481	$—	$—
U.S. government agency obligations	12,075	—	12,075	—
Corporate securities	3,999	—	3,999	—
	$152,555	$136,481	$16,074	$—

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands) of the Company’s marketable securities by contractual maturities:

	Fair Value Measurements at December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$223,568	$—	$—	$223,568
Short-term investments (due within one year)	32,010	—	(77)	31,933
Long-term investments (due between one and two years)	20,010	—	(110)	19,900
	$275,588	$—	$(187)	$275,401

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2017 and 2016.

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

The Collaboration Agreement covers three main research programs, “HCM1” (or HCM-1 or mavacamten), “HCM2” (or HCM-2) and “DCM1” (or DCM-1 or MYK-491). The Company is solely responsible for conducting research and development activities through early human efficacy studies, except for specified research activities to be conducted by Sanofi. The estimated completion of proof-of-concept phases are staggered, depending on the program. Thereafter, the Company will lead worldwide development and United States commercial activities for the mavacamten and HCM-2 programs, Sanofi will lead global development and commercial activities for DCM-1 and Sanofi will lead ex-United States development and commercial activities for the mavacamten and HCM-2 programs where it has ex-United States commercialization rights. Sanofi also has the option to co-promote in the U.S. for potential expanded cardiovascular diseases outside of the genetically targeted indications for the mavacamten and HCM-2 programs, with the Company having the option to co-promote the DCM-1 program in the United States.

Under the terms of and as defined in the Collaboration Agreement, the Company and Sanofi are sharing registration program costs equally in relation to the mavacamten product registration plan under the applicable RPP, during the remainder of the contract term. In October 2017, the Company and Sanofi met to review the progress of the mavacamten program and agreed that registration efforts should be undertaken for mavacamten. As a result, related costs will be shared under the RPP. The cost sharing was agreed to be instituted retroactively to January 1, 2016. During the three months ended December 31, 2017, the Company and Sanofi mutually agreed upon certain amounts incurred by the two parties in relation to the RPP program related to the periods prior to September 30, 2017, and the Company received a reimbursement of $6.3 million for certain research and development expenses, net of Sanofi’s share. Further, during the three months ended December 31, 2017, the Company has received $4.4 million as an estimated reimbursement towards eligible expenses relating to the three months ending March 31, 2018, which it has recorded as a prepayment from collaboration partner within short-term liabilities on the consolidated balance sheet. The Company has also recorded a receivable of $1.0 million relating to RPP expenses incurred during the three months ended December 31, 2017, which it has recorded as a short-term receivable from collaboration partner on the consolidated balance sheet and included in the total $7.3 million reduction in research and development expenses during the fourth quarter of 2017.

The Company accounted for the Collaboration Agreement by evaluating each of the financial components discussed above:

1.

$35.0 million upfront payment. The Company received a non-refundable upfront payment and identified the following performance obligations at the inception of the Collaboration Agreement: (i) the transfer of intellectual property rights and know-how (license), (ii) the obligation to provide certain limited research and development services during the term of the license agreement and (iii) the obligation to participate on the development and commercialization committees. The Company applied the guidance under ASC 605-25, Multiple Element Arrangements, to account for this upfront payment. The Company evaluated the underlying goods and services delivered under the Collaboration Agreement and concluded that the performance obligations do not have standalone value, and accordingly accounted for the deliverables as one unit of accounting. The $35.0 million payment was recorded by the Company as deferred revenue on its consolidated balance sheet upon receipt, which the Company was recognizing as revenue on a straight-line basis over the expected term of research and development services through December 31, 2016 because there was not a more discernible pattern of performance in which the research and development services occurred. During the years ended December 31, 2017, 2016 and 2015, the Company recognized zero, $14.2 million and $14.2 million of revenue under the Collaboration Agreement, respectively. As of December 31, 2017 and 2016, the Company had zero deferred revenue on its consolidated balance sheet related to this upfront payment.

2.

$10.0 million upfront investment in Series A-1 redeemable convertible preferred stock. In August, 2014 the Company entered into a Series A-1 redeemable convertible preferred stock purchase agreement with Sanofi. The Agreement was signed as a separate transaction from the Collaboration Agreement. Pursuant to the stock purchase agreement, the Company sold 6,666,667 shares of Series A-1 redeemable convertible preferred stock to Sanofi at $1.50 per share. The Company concluded that the $1.50 per share price represented the fair value of the redeemable convertible preferred stock issued. As of December 31, 2017, Sanofi owned 11.2% of the Company’s common stock.

3.

$25.0 million milestone-based payment. The Company was eligible to receive a one-time, non-refundable, non-creditable payment of $25.0 million upon the submission of an IND application for any DCM-1 development candidate to the FDA or a comparable regulatory authority in Europe or another major market country for any DCM-1 product. The Company accounted for this milestone payment separately from the rest of the agreement. The Company has determined that the milestone was substantive as it was achieved based upon the Company’s past performance. The Company achieved this milestone in October 2016 and as a result, recognized the $25.0 million milestone payment from Sanofi as revenue during the year ended December 31, 2016.

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

Sanofi elected to continue the Collaboration Agreement in December 2016, through the contract termination date of December 31, 2018. Upon the notification of the election to continue, the Company recorded a receivable and deferred revenue as of December 31, 2016 for the $45.0 million continuation payment which was subsequently received in January 2017. Of the $45.0 million, the Company recognized $22.5 million through December 31, 2017 on a straight-line basis because the Company was unable to identify a more discernable pattern of performance in relation to the occurrence of the research and development services.

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

The Company had determined that Sanofi’s right to purchase the redeemable convertible preferred stock at the discounted price, and the Company’s corresponding obligation to issue this additional redeemable convertible preferred stock, represented a freestanding financial instrument. The freestanding convertible preferred stock call option liability was initially recorded at its fair value of $0.7 million in 2014. The Company did not have any liability related to the redeemable convertible preferred stock call option on its consolidated balance sheet as of December 31, 2017 and December 31, 2016.

5.

Up to $45.0 million in-kind research and collaboration activities. Sanofi may fund up to $45.0 million of pre-approved funding of research and collaboration activities. Since Sanofi will pay its vendors and personnel directly as per the Collaboration Agreement, the Company will not receive cash from Sanofi and therefore will not account for the funding of the in-kind services.

5. Balance Sheet Components

Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2017	2016
Scientific equipment	$5,935	$4,858
Furniture and equipment	1,064	546
Capitalized software	278	237
Leasehold improvements	331	308
Total	7,608	5,949
Less: Accumulated depreciation	(4,461)	(3,191)
Property and equipment, net	$3,147	$2,758

Depreciation expense was $1.3 million, $1.1 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015 respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2017	2016
Clinical research and development	$5,981	$3,981
Payroll related liabilities	4,412	3,717
Other	1,246	992
Total accrued liabilities	$11,639	$8,690

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

Facility Leases

On June 29, 2012, the Company entered into a 66-month lease for approximately 12,000 square feet of office and laboratory space in South San Francisco with annual payments of approximately $0.5 million. In connection with this lease agreement, the Company also entered into a shared facilities and services agreement with Global Blood Therapeutics, Inc. (“GBT”), a co-tenant in the office building (See Note 10). In October 2014, the Company entered into a lease assignment agreement with the owner of the building and GBT to allow GBT to sublease the Company’s portion of the building beginning in March 2015. For the year ended December 31, 2017, the Company recorded approximately $0.4 million of sublease income and $0.4 million of sublease expense, which is recorded in interest and other income, net in the consolidated statements of operations and comprehensive loss.

On September 15, 2014, the Company entered into a five-year lease for approximately 34,400 square feet of office and laboratory space in South San Francisco. The Company may extend the lease for an additional three-year term. The initial annual lease payments are $1.3 million, increasing to $1.6 million in the final year of the agreement. The lease period commenced in January 2015. The Company received a lease abatement for the first three months of the lease term, which is recorded as deferred rent and recognized over the lease term.

On October 1, 2017, the Company entered into an additional 25-month sublease agreement for approximately 8,000 square feet of office space in South San Francisco with annual payments of approximately $0.3 million. The lease period commenced on October 1, 2017 and expires on October 31, 2019. On January 1, 2018, the Company expanded its office and laboratory space at the same location in South San Francisco by 6,000 square feet for an approximate annual cost of $0.4 million.

The Company has provided deposits for letters of credit totaling $0.3 million to secure its obligations under its leases, which have been classified as other long-term assets on the Company’s consolidated balance sheet as of December 31, 2017.

At December 31, 2017, future minimum commitments under non-cancelable operating leases were as follows (in thousands):

Year ending December 31:	Operating Leases	Less Sublease Income	Net Commitment
2018	$1,816	$(139)	$1,677
2019	1,641	—	1,641
2020	70	—	70
2021	—	—	—
2022	—	—	—
Total	$3,527	$(139)	$3,388

Rent expense, net was $1.4 million, $1.3 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of December 31, 2017 and 2016.

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

7. Stockholders’ Deficit

Common Stock Reserved for Issuance

The Company has reserved shares of common stock, on an as-if-converted basis, for issuance as follows:

	As of December 31,
	2017	2016
Options issued and outstanding	2,964,549	2,141,868
Shares available for issuance under 2015 Stock Option and Incentive Plan	863,538	720,921
Shares available for issuance under 2015 Employee Stock Purchase Plan	449,444	202,087
Total	4,277,531	3,064,876

Preferred stock

As amended in November 2015, the Company's Certificate of Incorporation authorizes 5,000,000 shares of preferred stock at a par value of $0.0001 per share. As of December 31, 2017, and 2016, no preferred stock was issued or outstanding.

Redeemable Convertible Preferred Stock Call Option Liability

In 2014, the Company recorded a redeemable convertible preferred stock call option liability related to its obligation to Sanofi under the Collaboration Agreement whereby the Company agreed to issue shares of its redeemable convertible preferred stock. This liability was determined to be a freestanding financial instrument that was adjusted for changes in fair value until the issuance of Series B preferred stock in 2015, upon which it was reclassified to permanent equity. The Company remeasured the redeemable convertible preferred stock call option liability at December 31, 2015 and recorded the change in fair value of $0.3 million in other income (expense) in the consolidated statements of operations and comprehensive income (loss) reducing the balance to zero as of December 31, 2015.

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

In October 2015, the Company’s Board of Directors and stockholders adopted the 2015 Stock Option and Incentive Plan (the “2015 Plan”) and the 2015 Employee Stock Purchase Plan (the “2015 ESPP”). Under the 2015 Plan, 1,650,000 shares of common stock were initially reserved for issuance, as of the pricing of the Company’s initial public offering. The number of shares initially reserved for issuance under the 2015 Plan will be increased by (i) the number of shares represented by awards outstanding under the Company’s 2012 Equity Incentive Plan that are forfeited or lapse unexercised and which following the pricing date are not issued under the 2012 Plan, and (ii) an annual increase on January 1 of each year beginning on January 1, 2017. Effective January 1, 2018 and 2017, the Company reserved an additional 1,432,511 and 1,257,160 shares, of common stock for issuance respectively, under the 2015 Plan.

In October 2015, the Company adopted the 2015 ESPP, which provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions, based on a six-month look-back period, at a price equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of the relevant offering period, provided that no more than 2,500 shares of common stock may be purchased by any one employee during each offering period. The 2015 ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. The 2015 ESPP may be terminated by the Company’s board of directors at any time. A total of 255,000 shares of common stock were initially reserved for issuance under the 2015 ESPP, subject to an annual increase on January 1 of each year beginning on January 1, 2017. Effective January 1, 2018 and 2017, the Company reserved an additional 358,127 and 314,289 shares of common stock respectively, for issuance under the 2015 ESPP.

The following summarizes option activity under the 2012 Plan and 2015 Plan:

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2015	1,497,071	1,318,647	$2.29	9.0	$16,305
Options granted	(1,069,534)	1,069,534	11.57
Options exercised	—	(18,913)	0.71
Options repurchased	65,984	—	0.74
Options canceled	227,400	(227,400)	7.16
Balance at December 31, 2016	720,921	2,141,868	6.42	8.4	$14,963
Options authorized	1,257,160	—
Options granted	(1,735,875)	1,735,875	15.41
Options exercised	—	(333,822)	4.81
Options repurchased	41,961	—	1.10
Options canceled	579,371	(579,372)	8.11
Balance at December 31, 2017	863,538	2,964,549	11.54	8.3	$90,780
Options outstanding and exercisable as of December 31, 2017		1,004,103	6.96	7.3	$35,280
Options vested and expected to vest as of December 31, 2017		916,632	$4.52	7.1	$34,443

The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the estimated fair value of common stock. The aggregate intrinsic value of options exercised was $9.8 million, $337,000 and $417,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $4.8 million, $2.1 million and $186,000, respectively.

The following table summarizes information with respect to stock options outstanding and currently exercisable as of December 31, 2017:

	Options Outstanding		Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Number Exercisable	Weighted Average Exercise Price Per Share
$0.18 - $4.04	629,636	6.5	460,910	$1.08
$7.23 - $11.95	679,846	8.4	190,667	9.20
$12.24	31,315	8.4	8,820	12.24
$12.25	715,950	9.0	161,084	12.25
$12.50 - $43.75	907,802	9.0	182,622	14.57
	2,964,549	8.3	1,004,103	$6.96

Stock-Based Compensation

Stock-based compensation expense, net of estimated forfeitures as applicable for the years ended December 31, 2017, 2016 and 2015, is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$2,752	$1,252	$206
General and administrative	3,386	1,561	310
Total stock-based compensation	$6,138	$2,813	$516

As of December 31, 2017, total unamortized stock-based compensation was $16.9 million relating to stock options, which is expected to be recognized over the average remaining vesting period of 1.7 years. As of December 31, 2016, total unamortized stock-based compensation was $7.5 million, which was expected to be recognized over the average remaining vesting period of 2.7 years. As of December 31, 2015, total unamortized stock-based compensation was $3.3 million, which was expected to be recognized over the remaining vesting period of 3.3 years.

In relation to stock options to purchase common stock that vest upon the achievement of performance criteria, $174,000 and $180,000 in stock-based compensation expense was recorded for the years ended December 31, 2017 and 2016, respectively. The Company begins to recognize expenses related to these options during the period upon concluding that certain performance criteria are considered probable.

The weighted‑average grant date fair value of options granted under the Company’s stock plans in the years ended December 31, 2017, 2016 and 2015 was $9.92, $7.59 and $4.00 per share, respectively. The following table illustrates the assumptions for the Black-Scholes option-pricing model used in determining the fair value of time-based and performance-based options granted to employees:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.92%-2.27%	1.05%-2.10%	1.53%-1.94%
Expected life (in years)	5.3-6.1	5.3-6.1	5.5-6.5
Volatility	71%-75%	71%-73%	79%-109%
Dividend yield	0%	0%	0%

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

Expected Volatility—For all stock options granted to date, the volatility data was estimated based on a study of the Company’s trading history and that of its publicly traded industry peer companies. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies.

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

Liability for Early Exercise of Stock Options

As of December 31, 2017 and 2016, there were 81,373 and 409,839, respectively, of unvested common shares outstanding that were issued upon the early exercise of stock options prior to the vesting of the underlying shares and subject to repurchase by the Company at the original issuance price upon termination of the stockholders’ services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option after one year of service to the Company and 1/48 of the shares underlying the original grant per month for 36 months thereafter. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the consolidated balance sheets and will be reclassified to common stock and additional paid-in capital as the shares vest. As of December 31, 2017 and 2016, the Company recorded $68,000 and $253,000, respectively, within accrued liabilities and other long-term liabilities associated with shares issued subject to repurchase rights.

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator
Net loss	$(45,952)	$(13,152)	$(22,946)
Cumulative dividends on redeemable convertible preferred stock	—	—	(5,151)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(98)
Net loss attributable to common stockholders, basic and diluted	$(45,952)	$(13,152)	$(28,195)
Denominator
Weighted average shares outstanding	33,098,571	28,104,991	7,594,115
Less: weighted average shares subject to repurchase	(266,057)	(629,199)	(1,301,315)
Weighted average shares used to compute basic and diluted net loss per share	32,832,514	27,475,792	6,292,800
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.40)	$(0.48)	$(4.48)

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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of December 31,
	2017	2016	2015
Common stock subject to repurchase	81,373	409,839	990,609
Stock options to purchase common stock	2,964,549	2,141,868	1,318,647

As of December 31, 2017, the Company has contributions from plan participants of $133,000 under the 2015 ESPP, which if converted, would be equivalent to 4,030 shares based on 85% of the stock price at the beginning of the offering period. As of December 31, 2016, the Company had contributions from plan participants of $125,000 under the 2015 ESPP, which if converted, would be equivalent to 10,843 shares based on 85% of the stock price at the beginning of the offering period.

10. Related Party Transactions

In September 2012, the Company began receiving consulting and management services pursuant to an unwritten agreement with Third Rock Ventures, which owned 85% of the Company’s redeemable convertible preferred stock outstanding at December 31, 2014 and continues to be the Company’s largest shareholder as of December 31, 2017. In addition, Kevin Starr, a director of the Company through December 31, 2017, is a partner of Third Rock Ventures. The Company incurred consulting fees with Third Rock Ventures in the ordinary course of business, which were transacted at arms-length, totaling $58,000 and $43,000 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, amounts due to Third Rock Ventures totaled $5,000 and $9,000, respectively. Kevin Starr resigned from the Board of Directors effective March 6, 2018.

11. Employee Benefit Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation.

12. Income Taxes

For each of the years ended December 31, 2017, 2016 and 2015, the effective income tax rate and tax provision from continuing operations were zero, primarily attributable to losses generated which are not more likely than not to be realized.

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective tax rate:

	Year Ended December 31,
	2017	2016	2015
Federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes (tax effected)	7.5	7.9	7.2
Non-deductible expenses and other	2.4	(10.2)	—
Research and development credits	7.4	14.1	3.0
Tax Act – net deferred tax rate change	(29.0)	—	—
Change in valuation allowance	(22.3)	(45.8)	(44.2)
Total	—%	—%	—%

As of December 31, 2017, and 2016, the components of the Company’s deferred tax assets are as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$23,022	$23,937
Deferred revenue	6,296	—
Start-up costs	1,354	2,093
Research and development credits carryforwards	8,631	4,450
Depreciation	(457)	(527)
Other	2,217	865
Total deferred tax assets	41,063	30,818
Less: valuation allowance	(41,063)	(30,818)
Net deferred tax assets	$—	$—

In December 2017, Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 21, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

The Tax Act reduces the corporate tax rate to 21% effective January 1, 2018. Consequently, the Company has recorded a decrease in net deferred tax assets of $13.3 million, with a corresponding adjustment to the valuation allowance of $13.3 million, for the year ended December 31, 2017. The state and foreign deferred tax effect on federal deferred tax assets has been calculated using 21% rather than the previous 34% federal tax rate. The increase in deferred tax assets has been offset against an increase to the valuation allowance.

In December 2017, the SEC staff issued SAB 118, which provides guidance for the tax effect of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act’s enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, the Company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that the Company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, the Company must record a provisional estimate in its consolidated financial statements. If the Company cannot determine a provisional estimate to be included in its consolidated financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The $13.3 million decrease in deferred tax assets and corresponding adjustment to the valuation allowance described in the paragraphs above represent the Company’s reasonable estimates and are provisional amounts within the meaning of SAB 118. Also, it is expected that the U.S. Treasury will issue regulations and other guidance on the application of certain provisions of the Tax Act. In subsequent periods, but within the measurement period, the Company will analyze that guidance and other necessary information to refine its estimates and complete its accounting for the tax effects of the Tax Act as necessary.

The Company’s primary deferred tax asset of $23.0 million at December 31, 2017 and $23.9 million at December 31, 2016 relates to its net operating loss carryforwards. Based on a history of cumulative losses in recent periods and consideration of other available positive and negative evidence, the Company has recorded a valuation allowance to offset the net deferred tax assets at December 31, 2017 and December 31, 2016, respectively.

As of December 31, 2017, the Company had approximately $81.6 million and $84.3 million of federal and state net operating losses, respectively, that will begin to expire in 2032. As of December 31, 2017, the Company had approximately $3.7 million and $3.2 million of federal and state research and development tax credit carryovers, respectively. If not utilized, the federal credit carryforward will expire in 2032, and the state credit carryforward does not expire. As of December 31, 2017, the Company had approximately $4.6 million of federal orphan tax credit carryovers, which will begin to expire in 2036 if not utilized. The valuation allowance increased by approximately $10.2 million and $6.0 million and $10.1 million during the years ended December 31, 2017 , 2016 and 2015, respectively.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. Similar rules may apply under the laws of the state of California. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable “long-term tax-exempt rate.” Such limitations may result in expiration of a portion of the NOLs and other tax attributes before utilization. While we have determined that an ownership change occurred in April 2015 in connection with our Series B redeemable convertible preferred stock financing and in August 14, 2017 due to a subsequent stock offering, we do not believe that these ownership changes will result in the expiration of any of our existing NOLs prior to utilization.

As of December 31, 2017, and 2016, the Company did not have a liability related to unrecognized tax benefits. All unrecognized tax benefits have been netted against the research and development and orphan drug credit carryforwards deferred tax asset.

The Company records interest and penalties related to unrecognized tax benefits within interest and other income, net. As of December 31, 2017 and 2016, the Company had not accrued any interest or penalties related to unrecognized tax benefits. The Company is subject to U.S. federal and California income tax assessment for years beginning in 2012 and Australia beginning in 2015. However, since the Company has incurred federal and California net operating losses every year since inception, all of its income tax returns are subject to examination and adjustments by the Internal Revenue Service for at least three years and by California Franchise Tax Board for four years following the year in which the tax attributes are utilized. The Company does not believe that there will be a material change in it unrecognized tax positions over the next twelve months. There is no amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate.

Uncertain Tax Positions

The Company has not been audited by the Internal Revenue Service, any state tax authority, or foreign tax authorities. It is subject to taxation in the United States and Australia. Because of the net operating loss, research credit carryforwards, and orphan drug tax credit carryforwards, substantially all of its tax years, from 2012 to 2017, remain open to U.S. federal and California tax examinations. The statute of limitation in Australia is four years.

There were no interest or penalties accrued at December 31, 2017, and 2016.

At December 31, 2017, 2016 and 2015, the Company's reserve for unrecognized tax benefits is approximately $2.5 million, $1.5 million and $0.7 million, respectively. Due to the full valuation allowance at December 31, 2017, current adjustments to the unrecognized benefits will have no impact to the Company's effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Beginning balance	$1,474	$719	$465
Decreases of unrecognized tax benefits related to prior year	(97)	—	—
Increases of unrecognized tax benefits related to current year	1,094	755	254
Ending balance	$2,471	$1,474	$719

The Company does not anticipate material changes to its uncertain tax positions through the next twelve months.

13. Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

(in thousands, except per share amounts)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2017
Revenues	$5,625	$5,625	$5,625	$5,625
Total operating expenses	17,393	18,771	20,245	13,700
Net loss attributable to common stockholders	(11,547)	(12,837)	(14,173)	(7,395)
Net loss per common share, basic and diluted	$(0.37)	$(0.41)	$(0.42)	$(0.21)
Weighted average number of shares, basic and diluted	31,089,310	31,200,773	33,525,567	35,684,201
2016
Revenues	$3,550	$3,549	$3,550	$28,550
Total operating expenses	11,990	13,335	12,814	14,365
Net profit/(loss) attributable to common stockholders	(8,420)	(9,760)	(9,231)	14,259
Net profit/(loss) per common share, basic	$(0.32)	$(0.37)	$(0.35)	$0.46
Net profit/(loss) per common share, diluted	$(0.32)	$(0.37)	$(0.35)	$0.44
Weighted average number of shares, basic	26,169,152	26,337,184	26,470,298	30,878,973
Weighted average number of shares, diluted	26,169,152	26,337,184	26,470,298	32,228,172

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYOKARDIA, INC.

March 8, 2018	By:	/s/ T. Anastasios Gianakakos
T. Anastasios Gianakakos Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of T. Anastasios Gianakakos and Jacob Bauer, as his true and lawful attorney-in-fact and agent, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. Anastasios Gianakakos	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2018
T. Anastasios Gianakakos

/s/ Jacob Bauer	Senior Vice President, Finance and Corporate Development (Principal Financial and Accounting Officer)	March 8, 2018
Jacob Bauer

/s/ Sunil Agarwal	Director	March 8, 2018
Sunil Agarwal, M.D.

/s/ Mary Cranston	Director	March 8, 2018
Mary B. Cranston

/s/ David P. Meeker	Director	March 8, 2018
David P. Meeker, M.D.

/s/ Mark L. Perry	Director	March 8, 2018
Mark L. Perry

/s/ Kimberly Popovits	Director	March 8, 2018
Kimberly Popovits

/s/ Wendy Yarno	Director	March 8, 2018
Wendy Yarno