Form 10-Q
period 2018-03-31
MyoKardia Inc
filed 2018-05-08
CIK 1552451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of outstanding shares of the registrant’s common stock on May 5, 2018 was 35,966,061 shares.

MYOKARDIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MYOKARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2018	December 31, 2017
		As Revised (Note 2)
Assets
Current assets
Cash and cash equivalents	$183,865	$224,571
Short-term investments	39,822	31,933
Receivable from collaboration partner	—	1,013
Prepaid expenses and other current assets	2,320	1,876
Total current assets	226,007	259,393
Property and equipment, net	4,030	3,147
Long-term investments	35,621	19,900
Other long-term assets	514	368
Total assets	$266,172	$282,808
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,292	$2,301
Accrued liabilities	10,628	11,639
Prepayment from collaboration partner	7,701	4,432
Deferred revenue	28,227	33,558
Total current liabilities	48,848	51,930
Other long-term liabilities	151	202
Total liabilities	48,999	52,132
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 and 150,000,000 shares authorized at March 31, 2018 and December 31, 2017, respectively; 35,922,982 and 35,812,791 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	370,173	365,719
Accumulated other comprehensive loss	(329)	(192)
Accumulated deficit	(152,675)	(134,855)
Total stockholders’ equity	217,173	230,676
Total liabilities and stockholders’ equity	$266,172	$282,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
		As Revised (Note 2)
Collaboration and license revenue	$5,331	$2,410
Operating expenses:
Research and development	16,618	11,917
General and administrative	7,313	5,476
Total operating expenses	23,931	17,393
Loss from operations	(18,600)	(14,983)
Interest and other income, net	780	221
Net loss	(17,820)	(14,762)
Other comprehensive loss	(137)	(55)
Comprehensive loss	(17,957)	(14,817)
Net loss attributable to common stockholders	$(17,820)	$(14,762)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.47)
Weighted average number of shares used to compute net loss per share attributable to common stockholders, basic and diluted	35,827,235	31,089,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
		As Revised (Note 2)
Cash flow from operating activities:
Net loss	$(17,820)	$(14,762)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	3,631	1,405
Depreciation	300	316
Amortization of premiums on investments	2	22
Change in operating assets and liabilities:
Receivable from collaboration partner	1,013	45,000
Prepaid expenses and other current assets	(444)	(419)
Other long-term assets	(146)	(105)
Accounts payable	212	629
Accrued liabilities	(1,257)	(1,613)
Prepayment from collaboration partner	3,269	—
Other long-term liabilities	(43)	(44)
Deferred revenue	(5,331)	(2,410)
Net cash (used in) provided by operating activities	(16,614)	28,019
Cash flow from investing activities:
Purchases of investments	(31,749)	(32,020)
Sales of investments	—	4,000
Maturities of investments	8,000	—
Purchases of property and equipment	(1,188)	(185)
Proceeds from sale of equipment	39	—
Net cash used in investing activities	(24,898)	(28,205)
Cash flow from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	806	21
Payments of financing-related costs	—	(38)
Net cash provided by (used in) financing activities	806	(17)
Net decrease in cash, cash equivalents and restricted cash	(40,706)	(203)
Cash, cash equivalents and restricted cash, beginning of period	224,857	136,056
Cash, cash equivalents and restricted cash, end of period	$184,151	$135,853
Non-cash investing and financing activities:
Vesting of early exercised options and restricted stock	$18	$54
Unpaid portion of property and equipment purchases included in period-end accounts payable and accrued liabilities	$317	$79

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

Liquidity

The Company has incurred significant operating losses since inception and has an accumulated deficit of $152.7 million as of March 31, 2018. The Company has relied on its ability to fund its operations through private and public equity financings, and to a lesser extent through a license and collaboration arrangement with its collaboration partner, Sanofi S.A. (“Sanofi”) through its subsidiary, Aventis, Inc. The Company has not yet received regulatory approval to commercialize or sell any product and does not have customers. Management expects operating losses and negative operating cash flows to continue for the foreseeable future. As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses and negative cash flows for the foreseeable future and it anticipates the need to raise additional capital to fully implement its business plan. The Company intends to raise such capital through the issuance of additional equity, debt and/or strategic alliances with partner companies. As of March 31, 2018, the Company had $259.3 million of cash, cash equivalents and short and long-term investments and management believes the existing cash, cash equivalents and short and long-term investments will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for the twelve months following the date of this Form 10-Q. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, include the Company’s accounts and those of its wholly-owned subsidiary and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation. See “Adopted Accounting Pronouncements – Revenue Recognition” below for a discussion of certain revisions to prior period financial statements made in connection with the Company’s adoption of new revenue recognition guidance.

The Company currently operates in one business segment, which is the identification, development and commercialization of therapies for the treatment of serious and neglected rare cardiovascular diseases and has a single reporting and operating unit. These interim statements, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2017 and 2018.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year or any interim period and should be read in conjunction with the audited financial statements for the year ended December 31, 2017 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2018 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2017 Annual Report on Form 10-K and are updated below as necessary.

Reclassifications

The cash and cash equivalents on the condensed consolidated statements of cash flows for the three-month period ended March 31, 2017 has been reclassified to include restricted cash to conform to the current period’s presentation. Such reclassifications did not impact the Company’s net loss or financial position.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive gain (loss) and the related disclosures.  On an ongoing basis, management evaluates its estimates, including estimates related to license and collaboration revenues, accrued clinical trial and manufacturing development expenses and stock-based compensation expense. Significant estimates in these condensed consolidated financial statements include estimates made in connection with accrued research and development expenses, stock-based compensation expense and revenue.  The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances.  Actual results may differ from those estimates or assumptions.

Significant accounting policies are described in Note 2 to the consolidated financial statements as of and for the year ended December 31, 2017 included in the Annual Report.  There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2018, except as described below.

Adopted Accounting Pronouncements - Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the full retrospective transition method.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Licenses of intellectual property:   Upon the inception of a Collaboration Agreement, if the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of proportional performance each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments:  At the inception of each arrangement that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for the Company to use the same approach for all contracts. The Company expects to use the most likely amount method for development and regulatory milestone payments. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. The Company recognizes revenue when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from its collaboration arrangement.

Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Impact of Adoption – ASC 606

The Company entered into a license and collaboration agreement that became effective in August 2014, which is within the scope of ASC 606, under which it has licensed certain rights to its HCM-1 (which includes mavacamten), HCM-2 and DCM-1 (which includes MYK-491) programs to Sanofi, and may enter into other such arrangements in the future. The terms of the arrangement include payment to the Company of one or more of the following: non-refundable, up-front license fees, development and regulatory and commercial milestone payments, and royalties on net sales of licensed products.

The Company has applied the five-step model of the new standard to the Company’s contract with Sanofi, as it is the only contract that will be impacted by the adoption of the new revenue standards. The Company has implemented the new revenue standards using the full retrospective transition method and has revised its comparative financial statements as if ASC 606 had been effective for those periods.

The following tables summarize the financial statement line items that were affected due to the Company’s implementation of ASC 606 (in thousands, except for share and per share amounts):

Condensed Consolidated Balance Sheet

	As of December 31, 2017
	As Originally Reported	Effect of Change	As Revised
Deferred revenue - current	$22,500	$11,058	$33,558
Accumulated deficit	$(123,797)	$(11,058)	$(134,855)

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Three Months Ended March 31, 2017
	As Originally Reported	Effect of Change	As Revised
Collaboration and license revenue	$5,625	$(3,215)	$2,410
Operating expenses:
Research and development	11,917	—	11,917
General and administrative	5,476	—	5,476
Total operating expenses	17,393	—	17,393
Loss from operations	(11,768)	(3,215)	(14,983)
Interest and other income, net	221	—	221
Net loss	(11,547)	(3,215)	(14,762)
Other comprehensive loss	(55)	—	(55)
Comprehensive loss	(11,602)	(3,215)	(14,817)
Net loss attributable to common stockholders	$(11,547)	$(3,215)	$(14,762)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.10)	$(0.47)
Weighted average number of shares used to compute net loss per share attributable to common stockholders, basic and diluted	31,089,310	31,089,310	31,089,310

Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2017
	As Originally Reported	Effect of Change	As Revised
Net loss	$(11,547)	$(3,215)	$(14,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	$(5,625)	$3,215	$(2,410)
Cash, cash equivalents and restricted cash, beginning of period	$135,797	$259	$136,056
Cash, cash equivalents and restricted cash, end of period	$135,594	$259	$135,853

The change to net loss and deferred revenue in the condensed consolidated statement of cash flows, as revised above, reflects (i) the Company’s determination that the Sanofi continuation payment of $45.0 million received in January 2017 relates to three performance obligations that were previously accounted for as one combined unit of accounting and (ii) the result of the Company utilizing a cost-based input method to measure proportional performance for each interim period during the year ending December 31, 2017, instead of straight-line.

Impact of Adoption – ASU 2016-18

As discussed in “Adopted Accounting Pronouncements – Other” below, the change to cash, cash equivalents and restricted cash in the table above reflects the Company’s implementation of ASU 2016-18 whereby amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  The Company implemented this change using a retrospective transition method.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes the cash balances that were affected due to the Company’s implementation of ASU 2016-18 (in thousands):

Condensed Consolidated Statement of Cash Flows

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
	As Revised	As Revised	As Revised	As Revised
Cash and cash equivalents	$183,865	$224,571	$135,594	$135,797
Restricted cash – noncurrent	286	286	259	259
Total cash, cash equivalents and restricted cash	$184,151	$224,857	$135,853	$136,056

Adopted Accounting Pronouncements – Other

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718 to address diversity in practice. An entity should account for the effects of a modification unless all the three specified conditions are met. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 (Topic 230), Restricted Cash, Statement of Cash Flows. This ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied using a retrospective transition method to each period presented. Other than the change in presentation in the accompanying consolidated statements of cash flows, the adoption of this guidance had no effect on the Company’s financial position, results of operations or liquidity.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company, and has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

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

In February 2018, the FASB issued ASU No. 2018-05 (Topic 740) Income Taxes, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  The update provides guidance that gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income (OCI) that the FASB refers to as having been stranded in accumulated OCI as a result of tax reform. Entities can early adopt the guidance in any interim or annual period for which financial statements have not yet been issued and apply it either (1) in the period of adoption or (2) retrospectively to each period in which the income tax effects of the Tax Cuts and Jobs Act related to items in accumulated OCI are recognized.  The adoption of this standard is not expected to have a material impact to the Company’s financial statements.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

3. Sanofi License and Collaboration Agreement

Sanofi (Aventis Inc.)

In August 2014, the Company entered into an exclusive License and Collaboration Agreement (“Collaboration Agreement”) with Aventis Inc., a wholly-owned subsidiary of Sanofi, for the research, development and potential commercialization of pharmaceutical products for the treatment, prevention and diagnosis of hypertrophic and dilated cardiomyopathy, as well as potential additional indications.  The Company has determined that Sanofi is a related party of the Company due to its close collaborative relationship and that it is the Company’s only partner.  In addition, Sanofi is a beneficial shareholder of the Company’s common stock.

Under the Collaboration Agreement, the Company granted Sanofi royalty-bearing licenses to develop and commercialize products resulting from its lead candidate programs HCM-1, HCM-2 and DCM-1. The licenses provide Sanofi with worldwide rights in the case of DCM-1 and rights outside the United States with respect to the HCM-1 and HCM-2 programs. The terms of the Collaboration Agreement also state that the Company is responsible for conducting research and development activities through early human efficacy studies for all three programs, except for specified research activities to be conducted by Sanofi.

Upon entering into this agreement, the Company received an up-front non-refundable cash payment of $35.0 million and Sanofi made an up-front equity purchase of $10.0 million (additional equity investments from Sanofi totaling $14.0 million were received subsequent to the effective date of the Collaboration Agreement). The Company was also eligible to receive additional payments and services, as follows: (1) a one-time, non-refundable payment of $25.0 million contingent upon submission of an Investigational New Drug (“IND”) application before certain regulatory authority(ies) for its DCM-1 program; (2) up to $45.0 million in funding from Sanofi of approved in-kind research and clinical activities; (3) a non-refundable continuation payment of $45.0 million contingent upon Sanofi’s notification of its decision to continue the agreement beyond December 31, 2016; and, (4) up to $15.0 million in research and development funding per program if studies leading to proof-of-concept (“POC”) are extended beyond December 31, 2018.

During the fourth quarter of 2016, the Company submitted an IND application to the U.S. Food and Drug Administration and as a result, the Company received the $25.0 million milestone payment from Sanofi.

In December 2016, Sanofi provided notice to the Company of its election to continue the collaboration through December 31, 2018 pursuant to the terms of the Collaboration Agreement. In connection with Sanofi’s decision to continue the collaboration, the Company received the $45.0 million milestone payment.

The Company is also entitled to receive tiered royalties ranging from the mid-single digits to the mid-teens on net sales of certain HCM-1, HCM-2 and DCM-1 finished products outside the United States and on net sales of certain DCM-1 finished products in the United States. Sanofi is eligible to receive tiered royalties ranging from the mid-single digits to the low-teens on net sales of certain HCM-1 and HCM-2 finished products in the United States.

Revenue Recognition

The Company evaluated the Collaboration Agreement under ASC 606 and determined that it had the following performance obligations: (1) the licenses of intellectual property for each of the HCM-1, HCM-2 and DCM-1 programs, and (2) the performance of research and development services, including regulatory support, for each of the three programs.  The Company considered whether the licenses have standalone functionality and are capable of being distinct; however, given the fact that the research and development services are of such a specialized nature that can only be performed by the Company and Sanofi cannot benefit from the intellectual property licenses without the Company’s performance, the Company determined that the intellectual property licenses are not distinct from the research and development services and thus the license and research and development services for each program are combined into three separate performance obligations.

Contract Term

For revenue recognition purposes, the Company determined that the Collaboration Agreement is a period to period contract for which the Company had enforceable rights and obligations from inception through December 31, 2016.  Sanofi had the right to terminate the Collaboration Agreement prior to December 31, 2016 or to extend the contract term through December 31, 2018.  If

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Sanofi had elected to terminate the agreement, the termination would have had taken effect on December 31, 2016 and all licensed rights would have reverted to the Company. The Company did not have any obligation to reimburse Sanofi any portion of the payments received if Sanofi had terminated the agreement.

In December 2016, Sanofi elected to continue the Collaboration Agreement through an extended term ending December 31, 2018 and made the $45.0 million continuation payment to the Company. The Company determined that the extended term was to be treated as a separate contract because such an extension was not probable at the inception of the contract, the extension represents additional goods and services, and such activities are priced commensurate to the effort required and do not involve any significant discount. It was also concluded that the extended term provides the Company with enforceable rights and obligations for the two-year period ending December 31, 2018.

Because Sanofi retains the option in the Collaboration Agreement to extend the arrangement, neither party is committed to perform and the contract does not have enforceable rights and obligations beyond December 31, 2018.

Transaction Price

The Company’s assessment of the transaction price included an analysis of amounts it expected to be entitled for providing goods or services to the customer which at contract inception consisted of the upfront cash payment, valued at $34.3 million, net of the fair value of $0.7 million allocated to the option provided to Sanofi to acquire equity, and variable consideration of $25.0 million, subject to an IND application.  Sanofi paid the Company the $25.0 million milestone upon the Company’s application for the IND. In 2016, after the IND application was made and when the Company determined it was deemed probable that significant reversal in the amount of cumulative revenue recognized will not occur, the Company included this amount in the transaction price.  As of December 31, 2016, all performance obligations associated with the initial term were satisfied.

The extended term (from January 1, 2017 to December 31, 2018) has a fixed fee of $45.0 million, paid by Sanofi contemporaneously with the notice of continuation of the contract.  The Company therefore determined that the transaction price for this extended term is $45.0 million.

As previously noted above, the Collaboration Agreement also includes up to $45.0 million in funding from Sanofi of approved in-kind research and clinical activities. Sanofi is the decision maker on how to provide these services and such services are used in the development of joint program technology which is co-owned by both parties. As such the Company concluded that these in-kind contributions do not constitute consideration paid by Sanofi to the Company.

Any consideration related to sales-based royalties will be recognized when the related sales occur and therefore have also been excluded from the transaction price.

Methodology for Recognition

Since the Company has determined that the three performance obligations are satisfied over time, the Company has selected a single revenue recognition method that it believes most faithfully depicts the Company’s performance in transferring control of the services. ASC 606 allows entities to choose between two methods to measure progress toward complete satisfaction of a performance obligation:

1. Output methods - recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract (e.g. surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed, and units produced or units delivered); or

2. Input methods - recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company concluded that it will utilize a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company executes its performance obligations under the contract with Sanofi. In applying the cost-based input methods of revenue recognition, the Company uses actual costs incurred relative to budgeted costs to fulfill the combined performance obligations. Revenue will be recognized based on actual costs incurred as a percentage of total actual and budgeted costs as the Company completes its performance obligations, which will be fulfilled by December 31, 2018. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the three months ended March 31, 2017 and 2018, the Company recognized $2.4 million and $5.3 million of license and collaboration revenue, respectively.

The following table presents changes in the Company’s contract assets and liabilities, which excludes research and development reimbursements under the mavacamten registration program plan, for the three months ended March 31, 2017 and 2018 (in thousands):

	Three Months Ended March 31, 2018
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities:
Deferred revenue	$33,558	$—	$(5,331)	$28,227

	Three Months Ended March 31, 2017
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Receivable from collaboration partner	$45,000	$—	$(45,000)	$—
Contract liabilities:
Deferred revenue	$45,000	$—	$(2,410)	$42,590

Deferred revenue of $28.2 million as of March 31, 2018 consists of the $45.0 million continuation payment received in January 2017, less $16.8 million recognized during the five quarters ending March 31, 2018.  The $28.2 million in deferred revenue will be recognized through December 31, 2018 as the performance obligations are satisfied.

Registration Program Plan Cost Sharing

In addition to amounts due to the Company under the Collaboration Agreement, Sanofi is conditionally responsible for sharing one half of the registration program plan (“RPP”) costs after the clinical proof of concept is established for each of the HCM-1, HCM-2 and DCM-1 programs. Effective October 2017, Sanofi is sharing RPP costs for the mavacamten program during the remainder of the contract term. Registration program costs are subject to review and approval by the Company and Sanofi and include amounts incurred relating to clinical trials, development and manufacturing of, and obtaining regulatory approvals for mavacamten and include direct employee costs and direct out-of-pocket costs incurred, by or on behalf of a party, that are specifically identifiable or reasonably and directly allocable to those activities.

Estimated reimbursements are invoiced to Sanofi before each interim period based on budgeted amounts.  These estimates consist of one half of the Company’s mavacamten development budget in excess of Sanofi’s mavacamten development budget each interim period. After each period end, a review of the actual expenses occurs and adjustments to future invoices are applied as a result of an analysis of the budgeted versus incurred expenses. Actual amounts received from Sanofi for the applicable period are recorded by the Company to reduce its research and development expenses each interim period.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company recorded a $1.0 million and $0 receivable for reimbursable RPP expenses, as of December 31, 2017 and March 31, 2018, respectively, which is recorded as receivable from collaboration partner and included in current assets in the condensed consolidated balance sheets. The Company received $4.4 million and $6.1 million as prepayments from collaboration partner as of December 31, 2017 and March 31, 2018, respectively, which is included in current liabilities in the condensed consolidated balance sheets. The Company recorded $0 and $2.8 million as reductions to research and development expenses for the three months ending March 31, 2017 and 2018, respectively.

The following table presents the RPP related receivables and prepayments (in thousands):

	Balance at December 31, 2017	Payments Received from Sanofi under RPP	Actual Expenses Incurred During the Quarter	Balance at March 31, 2018
Receivable from collaboration partner	$1,013	$1,013	$—	$—
Prepayment from collaboration partner	$4,432	$6,090	$(2,821)	$7,701

4. Fair Value Measurements

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$183,714	$183,714	$—	$—
U.S. government agency obligations	23,875	—	23,875	—
Corporate securities	51,568	—	51,568	—
Total	$259,157	$183,714	$75,443	$—

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$223,568	$223,568	$—	$—
U.S. government agency obligations	27,878	—	27,878	—
Corporate securities	23,955	—	23,955	—
Total	$275,401	$223,568	$51,833	$—

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table is a summary of amortized cost, unrealized gain and loss, and fair value of the Company’s marketable securities by contractual maturities (in thousands):

	Fair Value Measurements at March 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$183,714	$—	$—	$183,714
Short-term investments (due within one year)	39,998	—	(176)	$39,822
Long-term investments (due between one and two years)	35,769	—	(148)	$35,621
Total	$259,481	$—	$(324)	$259,157

	Fair Value Measurements at December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$223,568	$—	$—	$223,568
Short-term investments (due within one year)	32,010	—	(77)	31,933
Long-term investments (due between one and two years)	20,010	—	(110)	19,900
Total	$275,588	$—	$(187)	$275,401

5. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Scientific equipment	$7,102	$5,935
Furniture and equipment	1,071	1,064
Capitalized software	278	278
Leasehold improvements	340	331
Total	8,791	7,608
Less: Accumulated depreciation	(4,761)	(4,461)
Property and equipment, net	$4,030	$3,147

Depreciation expense was $0.3 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Clinical research and development	$6,967	$5,981
Payroll related liabilities	2,817	4,412
Other	844	1,246
Total accrued liabilities	$10,628	$11,639

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

Facility Leases

On June 29, 2012, the Company entered into a 66-month lease for approximately 12,000 square feet of office and laboratory space in South San Francisco with annual payments of approximately $0.5 million. In connection with this lease agreement, the Company also entered into a shared facilities and services agreement with Global Blood Therapeutics, Inc. (“GBT”), a co-tenant in the office building. In October 2014, the Company entered into a lease assignment agreement with the owner of the building and GBT to allow GBT to sublease the Company’s portion of the building beginning in March 2015. For the three months ended March 31, 2018 and 2017, the Company recorded approximately $0.1 million and $0.1 million, respectively, of sublease income and $0.1 million and $0.1 million, respectively, of sublease expense, which is recorded in interest and other income, net in the consolidated statements of operations and comprehensive loss.

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

The Company has provided deposits for letters of credit totaling $0.3 million to secure its obligations under its leases, which have been classified as other long-term assets in the Company’s consolidated balance sheet as of March 31, 2018.

Rent expense, net was $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of March 31, 2018 or December 31, 2017.

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

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

7. Stockholders’ Equity

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows:

	March 31, 2018	December 31, 2017
Options and awards issued and outstanding	3,793,364	2,964,549
Shares available for issuance under 2015 Stock Option and Incentive Plan	1,357,043	863,538
Shares available for issuance under 2015 Employee Stock Purchase Plan	807,571	449,444
Total	5,957,978	4,277,531

8. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to options granted to employees and consultants for all periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$1,591	$590
General and administrative	2,040	815
Total	$3,631	$1,405

The following summarizes option and other equity award activity under the 2012 Equity Incentive Plan and 2015 Stock Option and Incentive Plan:

	Shares Subject to	Weighted Average
	Outstanding Options and Awards	Exercise Price per Share
Balance at December 31, 2017	2,964,549	$11.54
Options and awards granted	991,932	52.05
Options exercised	(110,961)	7.26
Options and awards canceled	(52,156)	19.13
Balance at March 31, 2018	3,793,364	22.15

In relation to stock options to purchase common stock that vest upon the achievement of performance criteria, $153,000 and $174,000 in stock-based compensation expense was recorded for the three months ended March 31, 2018 and 2017, respectively. The Company begins to recognize expenses related to these options during the period upon concluding that certain performance criteria are considered probable.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
		As Revised (Note 2)
Numerator:
Net loss	$(17,820)	$(14,762)
Net loss attributable to common stockholders, basic and diluted	$(17,820)	$(14,762)
Denominator:
Weighted average shares outstanding	35,889,835	31,428,564
Less: weighted average shares subject to repurchase	(62,600)	(339,254)
Weighted average shares used to compute basic and diluted net loss per share	35,827,235	31,089,310
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.47)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of March 31,
	2018	2017
Common stock subject to repurchase	51,767	298,915
Stock options to purchase common stock	3,793,364	3,183,304

As of March 31, 2018, the Company has contributions from plan participants of $367,000 under the 2015 ESPP, which if converted, would be equivalent to 11,066 shares based on 85% of the stock price at the beginning of the offering period. As of March 31, 2017, the Company had contributions from plan participants of $338,400 under the 2015 Employee Stock Purchase Plan, which if converted, would have been equivalent to 29,381 shares based on 85% of the stock price at the beginning of the offering period.

10. Income taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

Also on December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the three months ended March 31, 2018, the Company noted no additional guidance or information that affects the provisional amounts initially recorded at zero for the transition tax and the remeasurement of the deferred tax assets for the year ended December 31, 2017. As a result, the Company recorded no adjustment to the transition tax and the remeasurement of the deferred tax assets. The Company will continue to monitor and analyze any additional guidance and information that may be issued by the federal and state tax authorities. Any subsequent adjustment to these amounts will be recorded to current tax expense in the 2018 interim period during which the analysis is complete.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (SEC) on March 8, 2018 (the “Annual Report”).

Special note regarding forward-looking statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

A Phase 2 clinical trial of mavacamten, our product candidate for the treatment of HCM, demonstrated improvements in signs and symptoms of symptomatic, obstructive HCM (“oHCM”), and we plan to advance mavacamten into a pivotal Phase 3 clinical trial in the second quarter of 2018. Using our precision medicine development strategy, we believe that we have effectively generated clinical proof of mechanism for mavacamten in both healthy volunteers and in HCM patients, and intend to pursue a similar path for MYK-491, our product candidate for DCM, and for mavacamten in a second indication in symptomatic, non-obstructive HCM (“nHCM”). MYK-491 is being studied in a Phase 1b single-ascending dose clinical trial that is currently underway in DCM patients with stable heart failure, based on results from a completed Phase 1 clinical trial in healthy volunteers. Additionally, we are currently enrolling patients in our Phase 2 clinical trial of mavacamten in nHCM patients.

Financial Overview

We have not generated net income from operations, and, as of March 31, 2018, we had an accumulated deficit of $152.7 million, primarily as a result of research and development and general and administrative expenses. To date, all our revenue has been derived from non-refundable payments under the license and collaboration agreement we entered into with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A. (“Sanofi”), in August 2014, which we refer to as the Collaboration Agreement, and we have not yet generated any revenue from product sales. We have never been profitable and have incurred net losses in each year since commencement of our operations. We expect to incur significant and increasing losses from operations for the foreseeable future, and we can provide no assurance that we will ever generate significant revenue or profits.

Through March 31, 2018, we have financed our operations through an initial public offering (“IPO”), two follow-on public offerings, private placements of redeemable convertible preferred stock and funds received in connection with the Collaboration Agreement with Sanofi.  We received net proceeds of $93.9 million from the sale of shares of our Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, we completed our IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. On October 3, 2016, we completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.1 million, after deducting underwriting discounts, commissions and offering costs. On August 14, 2017, we completed another follow-on public offering of 4,025,000 shares of common stock at an offering price of $35.50 per share, resulting in net proceeds of approximately $133.9 million, after deducting underwriting discounts, commissions and offering costs. In connection with the Collaboration Agreement, we have received $130.5 million from Sanofi, consisting of a $35.0 million upfront payment, a $25.0 million milestone payment for the submission of an Investigational New Drug (“IND”) application for MYK-491 with the U.S. government’s Food and Drug Administration (“FDA”) in November 2016, a $45.0 million continuation payment from Sanofi in January 2017 and $17.8 million in reimbursements and prepayments for research and development costs under a Registration Program Plan (“RPP”) for mavacamten. As of March 31, 2018, we had cash and cash equivalents of $183.9 million, short-term investments of $39.8 million and long-term investments of $35.6 million.

We have no manufacturing facilities and all of our manufacturing activities are contracted out to a third party. We currently utilize third-party clinical research organizations (“CROs”) to carry out our clinical development and trials. We do not yet have a sales organization.

We expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform, the development and potential commercialization of mavacamten and MYK-491, and the discovery, development and potential commercialization of any additional product candidates we may pursue. Specifically, we expect to continue to incur substantial expenses in connection with our ongoing clinical trials of mavacamten, including a Phase 3 pivotal trial in symptomatic oHCM, a Phase 2 clinical trial in symptomatic nHCM, and any additional Phase 2 and Phase 3 clinical trials that we may conduct for mavacamten, as well as our ongoing and planned clinical development activities for MYK-491. We will need substantial additional funding to support our operating activities as we advance mavacamten, MYK-491, and other potential product candidates through clinical development, seek regulatory approval and proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all.

The research and development expenses incurred in the development and potential commercialization of mavacamten, MYK-491 and other product candidates are net of $2.8 million and $0 million in mavacamten RPP credits in the periods presented below (in thousands):

	Three Months Ended March 31,
	2018	2017
Mavacamten	$7,940	$4,976
MYK-491	2,820	2,875
Other	5,858	4,066
Total research and development expenses:	$16,618	$11,917

Sanofi License and Collaboration Agreement

In August 2014, we entered into the Collaboration Agreement with Sanofi that covers three main research programs: our first program in HCM (referred to as HCM-1), a second program in HCM (referred to as HCM-2) and our first program in DCM (referred to as DCM-1). For purposes of this presentation, we refer to Sanofi as our co-party to the Collaboration Agreement.

Under the Collaboration Agreement, we are responsible for conducting research and development activities through early human efficacy studies, except for specified research activities to be conducted by Sanofi. Thereafter, we will lead worldwide development and U.S. commercial activities for the HCM-1 and HCM-2 programs, Sanofi will lead global development and commercial activities for DCM-1 and Sanofi will lead commercial activities for the HCM-1 and HCM-2 programs where it has commercialization rights outside of the U.S.  Sanofi also has the option to co-promote the HCM-1 and HCM-2 programs in the United States only in the event of a potential expanded cardiovascular disease indication outside of the genetically targeted indications. We have co-commercialization rights to DCM-1 in the United States, at our option.

We are entitled to receive tiered royalties ranging from the mid-single digits to the mid-teens on net sales of certain HCM-1, HCM-2 and DCM-1 finished products outside the United States and on net sales of certain DCM-1 finished products in the United States. Sanofi is eligible to receive tiered royalties ranging from the mid-single digits to the low-teens on net sales of certain HCM-1 and HCM-2 finished products in the United States.

Under the Collaboration Agreement, Sanofi agreed to provide upfront and milestone payments, equity investments and research and development support. As of March 31, 2018, we have received from Sanofi an initial non-refundable upfront cash payment of $35.0 million and equity investments of $10.0 million in exchange for Series A-1 redeemable convertible preferred stock, a $25.0 million milestone-based payment and a $45.0 million continuation payment. In addition, we have received equity funding outside of the original agreement of $5.0 million in exchange for Series B redeemable convertible preferred stock and $9.0 million in exchange for shares of our common stock in our IPO. We are also eligible to receive up to $45.0 million of approved in-kind research and clinical activities, for which eligibility expires on December 31, 2018.

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

Our significant accounting policies are fully described in Note 2 of our Annual Report.  We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no changes to our significant accounting policies during the three months ended March 31, 2018, except with respect to changes in our revenue recognition policy upon the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

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

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2018 and 2017

The following table compares the operating results (in thousands):

	Three Months Ended March 31,
	2018	2017	Increase/(Decrease)
		As Revised (Note 2)
Collaboration and license revenue	$5,331	$2,410	$2,921
Operating expenses:
Research and development	16,618	11,917	4,701
General and administrative	7,313	5,476	1,837
Total operating expenses	23,931	17,393	6,538
Loss from operations	(18,600)	(14,983)	3,617
Interest and other income, net	780	221	559
Net loss and comprehensive loss	$(17,820)	$(14,762)	$3,058

Collaboration and License Revenue

Collaboration and license revenue increased $2.9 million, from $2.4 million to $5.3 million for the three months ended March 31, 2017 and 2018, respectively. The amounts for the periods ended March 31, 2017 and 2018 relate to revenue we recognized from the continuation payment of $45.0 million under the Collaboration Agreement.  Revenues have been retroactively restated to reflect implementation of the ASU 606 revenue standard and as revised reflect a higher level of research and development efforts incurred and expected to be incurred in 2018 as compared to the same period in 2017.

Research and Development Expenses

Research and development expenses increased $4.7 million, or 39%, from $11.9 million for the three months ended March 31, 2017 to $16.6 million for the three months ended March 31, 2018. The increase in research and development expenses was primarily due to a $3.0 million increase in clinical expenses, a $1.3 million increase in personnel expenses as a result of an increase in employee headcount, a $1.0 million increase in stock compensation expense, a $0.9 million increase in contract research, chemistry and biology expenses for discovery and pre-clinical programs including HCM-2 and a back-up compound within the DCM-1 program, a $0.6 million increase in drug manufacturing costs for mavacamten and MYK-491, and miscellaneous other expenses of $0.7 million, offset by $2.8 million in RPP credits from Sanofi.

We expect research and development expenses to increase in future periods as we continue to develop our lead product candidate, mavacamten, in clinical trials and to conduct preclinical and subsequent clinical activities for MYK-491, HCM-2, additional mechanisms within DCM, and other back-up programs. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million, or 34%, from $5.5 million for the three months ended March 31, 2017 to $7.3 million for the three months ended March 31, 2018. The increase in general and administrative expenses was primarily due to an increase in stock compensation expense of $1.2 million and a $0.6 million increase in personnel expenses due to an increase in employee headcount. We expect general and administrative expenses to continue to increase in future periods, reflecting both the increased costs in connection with the continued clinical development and potential future commercialization of mavacamten, the ongoing and planned clinical development of MYK-491, as well as an expanded infrastructure and increased professional fees.

Interest and Other Income, Net

Interest and other income, net increased by $559,000 or 253%, from $221,000 for the three months ended March 31, 2017 to $780,000 for the period ended March 31, 2018. The increase in interest income was primarily due to a higher balance of cash, cash equivalents and investments.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our equity securities, payments received in connection with the Collaboration Agreement, and our public offerings of common stock. As of March 31, 2018, we had cash and cash equivalents of $183.9 million, short-term investments of $39.8 million and long-term investments of $35.6 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months from the date of this filing.  To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize mavacamten, MYK-491 or other product candidates.

We expect that our existing cash and cash equivalents will provide sufficient funds to sustain operations through at least the next 12 months from the date of this filing based on our existing business plan. However, we expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform, the development and potential commercialization of mavacamten and MYK-491, and the discovery, development and potential commercialization of any additional product candidates we may pursue. Specifically, we have incurred substantial expenses in connection with our Phase 1 clinical trials of mavacamten and expect to continue to incur substantial expenses in connection with our ongoing Phase 2 clinical trial of mavacamten in oHCM and any additional Phase 2 and Phase 3 clinical trials that we may conduct for mavacamten, as well as our ongoing and planned clinical development activities for MYK-491. Furthermore, if our planned Phase 2 and potential Phase 3 clinical trials for mavacamten are successful, or our other product candidates, including MYK-491, enter into later stage clinical trials or more advanced discovery and development stages, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash Flows from Continuing Operations:
Net cash (used in) provided by operating activities	$(16,614)	$28,019
Net cash used in investing activities	(24,898)	(28,205)
Net cash provided by (used in) financing activities	806	(17)
Net decrease in cash, cash equivalents and restricted cash	$(40,706)	$(203)

Cash Provided by/ Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $16.6 million, and was primarily due to the net loss for the period of $17.8 million and stock-based compensation expense of $3.6 million, and was also affected by changes in operating assets and liabilities, including a decrease in deferred revenue of $5.3 million partially offset by an increase in prepayment from collaboration partner of $3.3 million.

Net cash provided by operating activities for the three months ended March 31, 2017 was $28.0 million, and was primarily due to the $45.0 million continuation payment received from Sanofi, partially offset by the net loss for the period of $13.9 million, and was also affected by stock-based compensation expense of $1.4 million and changes in operating assets and liabilities, including a decrease in deferred revenue of $3.3 million and a decrease in accrued liabilities of $1.6 million.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2018 consisted primarily of purchases of investments of $32.0 million and investments in equipment of $1.2 million, offset by maturities of investments of $8.0 million.

Cash used in investing activities for the three months ended March 31, 2017 consisted primarily of purchases of investments of $32.0 million and investments in equipment of $0.2 million, offset by sales of investments of $4.0 million.

Cash Used in Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018 consisted of funds received as a result of common stock option exercises of $0.8 million.

Cash used in financing activities for the three months ended March 31, 2017 consisted of payments of financing-related costs, offset by funds received as a result of common stock option exercises.

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of our business to our contractual obligations during the three months ended March 31, 2018, as compared to those disclosed in our Annual Report.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Jumpstart Our Business Startups Act of 2012

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing in our Annual Report regarding recent accounting pronouncements and Note 2 of the Notes to Condensed Consolidated Financial Statements in this document for revisions to those policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2018, we had cash and cash equivalents of $183.9 million, consisting of interest-bearing money market accounts, short-term investments of $39.8 million, consisting of corporate securities, and long-term investments of $35.6 million, consisting of United States government agency obligations, which would be affected by changes in the general level of United States interest rates. However, due to the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our initial product candidates, mavacamten and MYK-491, are in various stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of these or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our net loss for the three months ended March 31, 2018 and 2017 was $17.8 million and $13.9 million, respectively. As of March 31, 2018, we had an accumulated deficit of $152.7 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

As of March 31, 2018, our cash and cash equivalents, including investments, were $259.3 million. We intend to use our cash and cash equivalents to fund the advancement of our mavacamten clinical development program, including our upcoming Phase 3 clinical trial in symptomatic oHCM patients and our planned additional clinical trials of mavacamten, the progression of MYK-491 through clinical proof-of-concept, our ongoing preclinical, discovery and research programs and the expansion of our platform, as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, mavacamten, MYK-491 or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We have invested a significant portion of our efforts and financial resources in the identification of our initial product candidates, mavacamten for the treatment of hypertrophic cardiomyopathy (“HCM”) and MYK-491 for the treatment of dilated cardiomyopathy (“DCM”). We are currently evaluating mavacamten and MYK-491 in clinical trials, and, if these product candidates fail to demonstrate safety or efficacy in their respective target indications to the satisfaction of the FDA or other comparable regulatory authorities, we will need to identify and rely on other product candidates or target indications, or both, for clinical development. All of our other programs are still in discovery or preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of mavacamten, MYK-491 or other product candidates that we may identify from our precision medicine platform.

The success of mavacamten, MYK-491 and any other product candidates that we discover and develop will depend on many factors, including the following:

•

timely and successful initiation of, enrollment in, and completion of, clinical trials, including our Phase 2 and Phase 3 clinical trials of mavacamten in HCM, our Phase 1b and Phase 2 clinical trials of MYK-491 in DCM and any additional clinical trials of these product candidates;

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for the commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for mavacamten for our clinical trials from third-party manufacturers, and we intend to rely on third-party manufacturers for our planned Phase 2 and Phase 3 clinical development activities for mavacamten and Phase 1b and Phase 2 clinical trials of MYK-491. We do not have a long-term supply agreement with the third-party manufacturers, and we purchase our required drug supply on a purchase order basis. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms.

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

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary products and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and medicines that are important to our business. To date, we own three issued United States patents that cover our proprietary technology or product candidates. We cannot be certain that we will secure any additional rights to any issued patents with claims that cover any of our proprietary technology or product candidates.

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

As of March 31, 2018, we had 120 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As of March 31, 2018, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 41.6% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Repurchases of Company Equity Securities.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(in thousands, except per share amounts)
January 1, 2018 through January 31, 2018	770	$1.51	—	—
February 1, 2018 through February 28, 2018	—	—	—	—
March 1, 2018 through March 31, 2018	—	—	—	—
Total	770	$1.51	—	—

(1)

Under certain stock purchase agreements with employees, we have the right to repurchase common stock at the lower of fair value and the stockholders' original purchase price, which right lapses according to individual vesting schedules.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference From	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	11/18/2015	3.1

3.2		S-1/A	10/13/2015	3.4

4.1	Specimen Common Stock Certificate.	S-1/A	10/19/2015	4.1

10.1#	Employment Offer Letter Agreement by and between MyoKardia, Inc. and Taylor Harris, dated March 26, 2018.	8-K	4/4/2018	10.1

10.2	Amendment No. 1 to Sublease Agreement by and between REG Life Sciences, LLC (“Sublandlord”) and MyoKardia, Inc. (“Subtenant”), dated January 1, 2018.				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents management compensation plan, contract or arrangement.
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

Date: May 8, 2018	MYOKARDIA, INC.

	By:	/s/ Tassos Gianakakos
Tassos Gianakakos
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2018	By:	/s/ Taylor Harris
Taylor Harris Chief Financial Officer (Principal Financial and Accounting Officer)