Form 10-Q
period 2018-06-30
MyoKardia Inc
filed 2018-08-08
CIK 1552451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of outstanding shares of the registrant’s common stock on August 5, 2018 was 40,115,401 shares.

MYOKARDIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MYOKARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2018	December 31, 2017
		As Revised (Note 2)
Assets
Current assets
Cash and cash equivalents	$346,827	$224,571
Short-term investments	51,766	31,933
Receivable from collaboration partner	—	1,013
Prepaid expenses and other current assets	2,604	1,876
Total current assets	401,197	259,393
Property and equipment, net	4,883	3,147
Long-term investments	27,648	19,900
Other long-term assets	426	368
Total assets	$434,154	$282,808
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,766	$2,301
Accrued liabilities	13,553	11,639
Prepayment from collaboration partner	9,115	4,432
Deferred revenue	21,588	33,558
Total current liabilities	47,022	51,930
Other long-term liabilities	99	202
Total liabilities	47,121	52,132
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 and 150,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; 40,049,160 and 35,812,791 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	558,376	365,719
Accumulated other comprehensive loss	(259)	(192)
Accumulated deficit	(171,088)	(134,855)
Total stockholders’ equity	387,033	230,676
Total liabilities and stockholders’ equity	$434,154	$282,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		As Revised (Note 2)		As Revised (Note 2)
Collaboration and license revenue	$6,639	$3,001	$11,970	$5,411
Operating expenses:
Research and development	17,218	13,689	33,836	25,606
General and administrative	8,912	5,082	16,225	10,558
Total operating expenses	26,130	18,771	50,061	36,164
Loss from operations	(19,491)	(15,770)	(38,091)	(30,753)
Interest and other income, net	1,078	309	1,858	530
Net loss	(18,413)	(15,461)	(36,233)	(30,223)
Other comprehensive income (loss)	70	(3)	(67)	(58)
Comprehensive loss	(18,343)	(15,464)	(36,300)	(30,281)
Net loss attributable to common stockholders	$(18,413)	$(15,461)	$(36,233)	$(30,223)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.50)	$(0.99)	$(0.97)
Weighted average number of shares used to compute net loss per share attributable to common stockholders, basic and diluted	37,440,024	31,200,773	36,620,747	31,151,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
		As Revised (Note 2)
Cash flow from operating activities:
Net loss	$(36,233)	$(30,223)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	8,413	2,746
Depreciation	723	634
Amortization of premiums on investments	(53)	41
Change in operating assets and liabilities:
Receivable from collaboration partner	1,013	45,000
Prepaid expenses and other current assets	(728)	152
Other long-term assets	(58)	(80)
Accounts payable	698	(488)
Accrued liabilities	1,388	1,470
Prepayment from collaboration partner	4,683	—
Other long-term liabilities	(88)	(86)
Deferred revenue	(11,970)	(5,411)
Net cash (used in) provided by operating activities	(32,212)	13,755
Cash flow from investing activities:
Purchases of investments	(39,595)	(36,022)
Sales of investments	—	4,000
Maturities of investments	12,000	—
Purchases of property and equipment	(2,356)	(617)
Net cash (used in) investing activities	(29,951)	(32,639)
Cash flow from financing activities:
Proceeds from issuance of common stock during follow-on offerings, net of issuance costs	182,450	—
Payments of financing-related costs	(381)	(38)
Proceeds from exercise of stock options and employee stock purchase plan	2,350	430
Net cash provided by financing activities	184,419	392
Net increase (decrease) in cash, cash equivalents and restricted cash	122,256	(18,492)
Cash, cash equivalents and restricted cash, beginning of period	224,857	136,056
Cash, cash equivalents and restricted cash, end of period	$347,113	$117,564
Non-cash investing and financing activities:
Vesting of early exercised options and restricted stock	$32	$99
Unpaid financing-related costs	$206	$—
Unpaid portion of property and equipment purchases included in period-end accounts payable and accrued liabilities	$386	$218

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

Liquidity

The Company has incurred significant operating losses since inception and has an accumulated deficit of $171.1 million as of June 30, 2018. The Company has relied on its ability to fund its operations through private and public equity financings, and to a lesser extent through a license and collaboration arrangement with its collaboration partner, Sanofi S.A. (“Sanofi”) through its subsidiary, Aventis, Inc. The Company has not yet received regulatory approval to commercialize or sell any product and does not have customers. Management expects operating losses and negative operating cash flows to continue for the foreseeable future. As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses and negative cash flows for the foreseeable future and it anticipates the need to raise additional capital to fully implement its business plan. The Company intends to raise such capital through the issuance of additional equity, debt and/or strategic alliances with partner companies.

On March 8, 2018 the Company filed a Registration Statement on Form S-3ASR (the “2018 Shelf Registration Statement”) covering the potential offering, issuance, and sale of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. In May 2018, the Company completed a follow-on offering under the 2018 Shelf Registration Statement pursuant to which the Company issued 3,750,000 shares of common stock at a price of $49.00 per share. In addition, in June 2018, the Company sold an additional 211,174 shares of common stock directly to the underwriters when they partially exercised their over-allotment option at the price of $49.00 per share. During the three months ended June 30, 2018, the Company received proceeds totaling approximately $181.9 million from the offering, net of underwriting discounts and commissions and offering expenses, which includes approximately $9.7 million received due to the underwriters’ partial exercise of their over-allotment option.

As of June 30, 2018, the Company had $426.2 million of cash, cash equivalents and short and long-term investments and management believes the existing cash, cash equivalents and short and long-term investments will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for the twelve months following the date of this Form 10-Q. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, include the Company’s accounts and those of its wholly-owned subsidiary and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. See “Adopted Accounting Pronouncements – Revenue Recognition” below for a discussion of certain revisions to prior period financial statements made in connection with the Company’s adoption of new revenue recognition guidance. See  “Adopted Accounting Pronouncements – Other” below for a discussion of a revisions to previous periods in the statement of cash flows, whereby restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts.

The Company currently operates in one business segment, which is the identification, development and commercialization of therapies for the treatment of serious and neglected rare cardiovascular diseases and has a single reporting and operating unit. These interim statements, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2018 and 2017.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year or any interim period and should be read in conjunction with the audited financial statements for the year ended December 31, 2017 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2018 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2017 Annual Report on Form 10-K and are updated below as necessary.

Reclassifications

The cash and cash equivalents on the condensed consolidated statements of cash flows for the six-month period ended June 30, 2017 has been reclassified to include restricted cash to conform to the current period’s presentation. Such reclassification did not impact the Company’s net loss or financial position.

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

Significant accounting policies are described in Note 2 to the consolidated financial statements as of and for the year ended December 31, 2017 included in the Annual Report.  There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2018, except as described below.

Adopted Accounting Pronouncements - Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the full retrospective transition method.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, certain collaboration arrangements and financial instruments.  Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Up-front payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Impact of Adoption – ASC 606

The Company entered into a license and collaboration agreement that became effective in August 2014, which is within the scope of ASC 606, under which it has licensed certain rights to its HCM-1 (which includes mavacamten), HCM-2 and DCM-1 (which includes MYK-491) programs to Sanofi and may enter into other such arrangements in the future. The terms of the arrangement include payment to the Company of one or more of the following: non-refundable, up-front license fees, development and regulatory and commercial milestone payments, and royalties on net sales of licensed products.

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

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Six Months Ended June 30, 2017
	As Originally Reported	Effect of Change	As Revised
Collaboration and license revenue	$11,250	$(5,839)	$5,411
Operating expenses:
Research and development	25,606	—	25,606
General and administrative	10,558	—	10,558
Total operating expenses	36,164	—	36,164
Loss from operations	(24,914)	(5,839)	(30,753)
Interest and other income, net	530	—	530
Net loss	(24,384)	(5,839)	(30,223)
Other comprehensive loss	(58)	—	(58)
Comprehensive loss	(24,442)	(5,839)	(30,281)
Net loss attributable to common stockholders	$(24,384)	$(5,839)	$(30,223)
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(0.19)	$(0.97)
Weighted average number of shares used to compute net loss per share attributable to common stockholders, basic and diluted	31,151,216	—	31,151,216

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2017
	As Originally Reported	Effect of Change	As Revised
Net loss	$(24,384)	$(5,839)	$(30,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	$(11,250)	$5,839	$(5,411)
Cash, cash equivalents and restricted cash, beginning of period	$135,797	$259	$136,056
Cash, cash equivalents and restricted cash, end of period	$117,305	$259	$117,564

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

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes the cash balances that were affected due to the Company’s implementation of ASU 2016-18 (in thousands):

Condensed Consolidated Statement of Cash Flows

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
		As Revised	As Revised	As Revised
Cash and cash equivalents	$346,827	$224,571	$117,305	$135,797
Restricted cash – noncurrent	286	286	259	259
Total cash, cash equivalents and restricted cash	$347,113	$224,857	$117,564	$136,056

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases and in July 2018, issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02. These ASUs, taken together, modify lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. Current guidance requires the adoption of the new lease standard using the modified retrospective transition method. However, the FASB has proposed a change in ASU 2018-10 that allows entities to elect an optional transition method, where entities could continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoption rather than in the earliest period presented. The Company plans to adopt the new standard on January 1, 2019 and will evaluate the transition method when the FASB issues new guidance that permits the optional transition method. Although the Company anticipates recording leased assets and liabilities for its three facilities in South San Francisco, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In February 2018, the FASB issued ASU No. 2018-05 (Topic 740) Income Taxes, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  The update provides guidance that gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income (OCI) that the FASB refers to as having been stranded in accumulated OCI as a result of tax reform. Entities can early adopt the guidance in any interim or annual period for which financial statements have not yet been issued and apply it either (1) in the period of adoption or (2) retrospectively to each period in which the income tax effects of the Tax Cuts and Jobs Act related to items in accumulated OCI are recognized.  The Company will adopt ASU 2018-05 in the first quarter of 2019 utilizing the modified retrospective transition method. The adoption of this standard has not had and through the one-year period of adoption, is not expected to have a material impact to the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07 (Topic 718), Compensation – Stock Compensation.  The update represents an expansion of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  The Company will adopt ASU 2018-17 in the first quarter of 2019 and it is not expected to have a material impact to the Company’s financial statements.

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

Contract Term

For revenue recognition purposes, the Company determined that the Collaboration Agreement is a period to period contract for which the Company had enforceable rights and obligations from inception through December 31, 2016.  Sanofi had the right to terminate the Collaboration Agreement prior to December 31, 2016 or to extend the contract term through December 31, 2018.  If Sanofi had elected to terminate the agreement, the termination would have had taken effect on December 31, 2016 and all licensed rights would have reverted to the Company. The Company did not have any obligation to reimburse Sanofi any portion of the payments received if Sanofi had terminated the agreement.

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

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Methodology for Recognition

Since the Company has determined that the three performance obligations are satisfied over time, the Company has selected a single revenue recognition method that it believes most faithfully depicts the Company’s performance in transferring control of the services. ASC 606 allows entities to choose between two methods to measure progress toward complete satisfaction of a performance obligation:

1. Output methods - recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract (e.g. surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed, and units produced, or units delivered); or

2. Input methods - recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation.

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

For the six months ended June 30, 2017 and 2018, the Company recognized $5.4 million and $12.0 million of license and collaboration revenue, respectively.

The following table presents changes in the Company’s contract assets and liabilities, which excludes research and development reimbursements under the mavacamten registration program plan, for the six months ended June 30, 2017 and 2018 (in thousands):

	Six Months Ended June 30, 2018
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities:
Deferred revenue	$33,558	$—	$(11,970)	$21,588

	Six Months Ended June 30, 2017
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Receivable from collaboration partner	$45,000	$—	$(45,000)	$—
Contract liabilities:
Deferred revenue	$45,000	$—	$(5,411)	$39,589

Deferred revenue of $21.6 million as of June 30, 2018 consists of the $45.0 million continuation payment received in January 2017, less $11.4 million recognized in the year ended December 31, 2017 and $12.0 million recognized during the six months ending June 30, 2018. The $21.6 million in deferred revenue will be recognized through December 31, 2018 as the performance obligations are satisfied.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Registration Program Plan Cost Sharing

In addition to amounts due to the Company under the Collaboration Agreement, Sanofi is conditionally responsible for sharing one half or more of the registration program plan (“RPP”) costs after the clinical proof of concept is established for each of the HCM-1 and HCM-2 programs. Effective October 2017, Sanofi is sharing RPP costs for the mavacamten program during the remainder of the contract term. Registration program costs are subject to review and approval by the Company and Sanofi and include amounts incurred relating to clinical trials, development and manufacturing of, and obtaining regulatory approvals for mavacamten and include direct employee costs and direct out-of-pocket costs incurred, by or on behalf of a party, that are specifically identifiable or reasonably and directly allocable to those activities.

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

The Company recorded a $1.0 million and zero receivable for reimbursable RPP expenses, as of December 31, 2017 and June 30, 2018, respectively, which is recorded as receivable from collaboration partner and included in current assets in the condensed consolidated balance sheets. As of December 31, 2017 and June 30, 2018, the Company has received $4.4 million and $11.8 million, respectively, as prepayments from collaboration partner, to apply to future research and development expenses. Prepayments from collaboration partner are included in current liabilities in the condensed consolidated balance sheets. The Company recorded zero and $7.1 million as reductions to research and development expenses for the six months ending June 30, 2017 and 2018, respectively.

The following table presents the RPP related receivables and prepayments during the six months ending June 30, 2018 (in thousands):

	Balance at December 31, 2017	Payments Received from Sanofi under RPP	Actual Expenses Incurred	Balance at June 30, 2018
Receivable from collaboration partner	$1,013	$(1,013)	$—	$—
Prepayment from collaboration partner	$4,432	$11,809	$(7,126)	$9,115

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

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$348,525	$348,525	$—	$—
U.S. government agency obligations	23,819	—	23,819	—
Corporate securities	55,595	—	55,595	—
Total	$427,939	$348,525	$79,414	$—

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$223,568	$223,568	$—	$—
U.S. government agency obligations	27,878	—	27,878	—
Corporate securities	23,955	—	23,955	—
Total	$275,401	$223,568	$51,833	$—

The following table is a summary of amortized cost, unrealized gain and loss, and fair value of the Company’s marketable securities by contractual maturities (in thousands):

	Fair Value Measurements at June 30, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$348,525	$—	$—	$348,525
Short-term investments (due within one year)	51,576	—	(190)	51,766
Long-term investments (due between one and two years)	27,584	—	(64)	27,648
Total	$427,685	$—	$(254)	$427,939

	Fair Value Measurements at December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$223,568	$—	$—	$223,568
Short-term investments (due within one year)	32,010	—	(77)	31,933
Long-term investments (due between one and two years)	20,010	—	(110)	19,900
Total	$275,588	$—	$(187)	$275,401

5. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Scientific equipment	$8,160	$5,935
Furniture and equipment	1,172	1,064
Capitalized software	278	278
Leasehold improvements	418	331
Total	10,028	7,608
Less: Accumulated depreciation	(5,145)	(4,461)
Property and equipment, net	$4,883	$3,147

Depreciation expense was $0.4 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively and $0.7 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Clinical research and development	$8,458	$5,981
Payroll related liabilities	4,095	4,412
Other	1,000	1,246
Total accrued liabilities	$13,553	$11,639

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

Facility Leases

On June 29, 2012, the Company entered into a 66-month lease for approximately 12,000 square feet of office and laboratory space in South San Francisco with annual payments of approximately $0.5 million. In connection with this lease agreement, the Company also entered into a shared facilities and services agreement with Global Blood Therapeutics, Inc. (“GBT”), a co-tenant in the office building. In October 2014, the Company entered into a lease assignment agreement with the owner of the building and GBT to allow GBT to sublease the Company’s portion of the building beginning in March 2015. For the three months ended June 30, 2018 and 2017, the Company recorded approximately zero and $0.1 million, respectively, of sublease income and zero and $0.1 million, respectively, of sublease expense, which is recorded in interest and other income, net in the consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2018 and 2017, the Company recorded approximately $0.1 million and $0.2 million, respectively, of sublease income and $0.1 million and $0.2 million, respectively, of sublease expense, which is recorded in interest and other income, net in the consolidated statements of operations and comprehensive loss.

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

The Company has provided deposits for letters of credit totaling $0.3 million to secure its obligations under its leases, which have been classified as other long-term assets in the Company’s consolidated balance sheet as of June 30, 2018.

Rent expense, net was $0.6 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively and was $1.0 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively.

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of June 30, 2018 or December 31, 2017.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

7. Stockholders’ Equity

On March 8, 2018 the Company filed the 2018 Shelf Registration Statement covering the potential offering, issuance, and sale of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. In May 2018, the Company completed a follow-on offering under the 2018 Shelf Registration Statement pursuant to which the Company issued 3,750,000 shares of common stock at a price of $49.00 per share. In addition, in June 2018, the Company sold an additional 211,174 shares of common stock directly to the underwriters when they partially exercised their over-allotment option at the price of $49.00 per share. During the three months ending June 30, 2018, the Company received proceeds totaling approximately $181.9 million from the offering, net of underwriting discounts and commissions and offering expenses, which includes approximately $9.7 million received due to the underwriters’ partial exercise of their over-allotment option.

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows:

	June 30, 2018	December 31, 2017
Options and awards issued and outstanding	3,904,668	2,964,549
Shares available for issuance under 2015 Stock Option and Incentive Plan	1,093,555	863,538
Shares available for issuance under 2015 Employee Stock Purchase Plan	794,724	449,444
Total	5,792,947	4,277,531

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

8. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to equity awards granted to employees and consultants for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$2,050	$610	$3,641	$1,200
General and administrative	2,732	731	4,772	1,546
Total	$4,782	$1,341	$8,413	$2,746

The following summarizes option and other equity award activity under the 2012 Equity Incentive Plan and 2015 Stock Option and Incentive Plan:

	Shares Subject to	Weighted Average
	Outstanding Options	Exercise Price per Share
Balance at December 31, 2017	2,964,549	$11.54
Options granted	1,167,256	51.41
Options exercised	(263,145)	7.31
Options canceled/forfeited	(99,248)	20.26
Balance at June 30, 2018	3,769,412	$23.95

	Shares Subject to	Weighted Average
	Outstanding Awards	Grant Date Fair Value
Balance at December 31, 2017	—	$—
Restricted stock units granted	138,086	51.88
Restricted stock units forfeited	(2,830)	53.77
Balance at June 30, 2018	135,256	$51.84

Restricted stock units (“RSUs”) settle into shares of common stock upon vesting and the exercise price is the market price on the date of vesting.

Pursuant to the terms of the Company’s 2015 Employee Stock Purchase Plan (the “2015 ESPP”), on April 30, 2018, the Company issued 12,847 shares to participants in the 2015 ESPP in exchange for their contributions during the period from November 1, 2017 to April 30, 2018.

In relation to stock options and awards to purchase common stock that vest upon the achievement of performance criteria, $40,000 and zero in stock-based compensation expense was recorded for the three months ended June 30, 2018 and 2017, respectively, and $193,000 and $174,000 in stock-based compensation expense was recorded for the six months ended June 30, 2018 and 2017, respectively. The Company begins to recognize expenses related to these stock options and awards during the period upon concluding that certain performance criteria are considered probable.

MYOKARDIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net loss	$(18,413)	$(15,461)	$(36,233)	$(30,223)
Net loss attributable to common stockholders, basic and diluted	$(18,413)	$(15,461)	$(36,233)	$(30,223)
Denominator
Weighted average shares outstanding	37,490,960	31,446,235	36,694,820	31,437,448
Less: weighted average shares subject to repurchase	(50,936)	(245,462)	(74,073)	(286,232)
Weighted average shares used to compute basic and diluted net loss per share	37,440,024	31,200,773	36,620,747	31,151,216
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.50)	$(0.99)	$(0.97)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2018	2017
RSUs and stock options to purchase common stock	3,904,668	3,332,142
Common stock subject to repurchase	32,361	219,267

As of June 30, 2018, the Company has contributions from plan participants of $213,000 under the 2015 ESPP, which if converted, would be equivalent to 4,952 shares based on 85% of the stock price at the beginning of the offering period. As of June 30, 2017, the Company had contributions from plan participants of $130,000 under the 2015 Employee Stock Purchase Plan, which if converted, would have been equivalent to 11,216 shares based on 85% of the stock price at the beginning of the offering period.

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

Also on December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the six months ended June 30, 2018, the Company noted no additional guidance or information that affects the provisional amounts initially recorded at zero for the transition tax and the remeasurement of the deferred tax assets for the year ended December 31, 2017. As a result, the Company recorded no adjustment to the transition tax and the remeasurement of the deferred tax assets. The Company will continue to monitor and analyze any additional guidance and information that may be issued by the federal and state tax authorities. Any subsequent adjustment to these amounts will be recorded to current tax expense in the 2018 interim period during which the analysis is complete.

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

Overview

We are a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. Our initial focus is on the treatment of heritable cardiomyopathies, a group of rare, genetically driven forms of heart failure that result from biomechanical defects in cardiac muscle contraction. We have generated a robust pipeline of therapeutic programs for the chronic treatment of the two most common forms of heritable cardiomyopathy—hypertrophic cardiomyopathy, or HCM, and dilated cardiomyopathy, or DCM.

We are currently enrolling patients into a pivotal Phase 3 clinical trial of mavacamten, our product candidate for the treatment of symptomatic, obstructive HCM (“oHCM”), based on results from our Phase 2 clinical trial in this population in which mavacamten demonstrated improvements in symptoms of oHCM. Patients from the Phase 2 clinical study of mavacamten in oHCM are currently being enrolled in an open-label extension study intended to provide data on long-term exposure to mavacamten.  Mavacamten is also being evaluated in a randomized Phase 2 clinical trial for the treatment of symptomatic non-obstructive HCM (“nHCM”).  Our second clinical-stage candidate, MYK-491, is currently being studied in a Phase 1b single-ascending dose clinical trial in DCM patients with stable heart failure, based on results from a completed Phase 1 clinical trial in healthy volunteers. Additionally, we have identified multiple preclinical programs, focused on regulating or normalizing cardiac muscle contractility and relaxation.

Financial Overview

We have not generated net income from operations, and, as of June 30, 2018, we had an accumulated deficit of $171.1 million, primarily as a result of research and development and general and administrative expenses. To date, all our revenue has been derived from non-refundable payments under the license and collaboration agreement we entered into with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A. (“Sanofi”), in August 2014, which we refer to as the Collaboration Agreement, and we have not yet generated any revenue from product sales. We have never been profitable and have incurred net losses in each year since commencement of our operations. We expect to incur significant and increasing losses from operations for the foreseeable future, and we can provide no assurance that we will ever generate significant revenue or profits.

Through June 30, 2018, we have financed our operations through an initial public offering (“IPO”), three follow-on public offerings, private placements of redeemable convertible preferred stock and funds received in connection with the Collaboration Agreement with Sanofi.  We received net proceeds of $93.9 million from the sale of shares of our Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, we completed our IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. On October 3, 2016, we completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.1 million, after deducting underwriting discounts, commissions and offering costs. On August 14, 2017, we completed our second follow-on public offering of 4,025,000 shares of common stock at an offering price of $35.50 per share, resulting in net proceeds of approximately $133.9 million, after deducting underwriting discounts, commissions and offering costs. On May 25, 2018, we completed our third follow-on public offering of 3,750,000 shares of common stock at an offering price of $49.00 per share, resulting in net proceeds of approximately $172.2 million, after deducting underwriting discount, commissions and offering costs. On June 22, 2018, the underwriters partially exercised their over-allotment option, purchasing 211,147 shares of our common stock at an offering price of $49.00 per share, resulting in net proceeds of approximately $9.7 million, after deducting underwriting discounts, commissions and offering costs. Net proceeds of $181.9 million from these two offerings are net of $0.6 million in offering costs. Included in the May 25, 2018 sale of common stock was a sale of 150,000 shares to Sanofi.

In connection with the Collaboration Agreement, we have received $130.5 million from Sanofi, consisting of a $35.0 million upfront payment, a $25.0 million milestone payment for the submission of an Investigational New Drug (“IND”) application for MYK-491 with the U.S. government’s Food and Drug Administration (“FDA”) in November 2016, a $45.0 million continuation payment from Sanofi in January 2017 and $17.8 million in reimbursements and prepayments for research and development costs under a Registration Program Plan (“RPP”) for mavacamten. As of June 30, 2018, we had cash and cash equivalents of $346.8 million, short-term investments of $51.8 million and long-term investments of $27.6 million.

We have no manufacturing facilities and all of our manufacturing activities are contracted out to a third party. We currently utilize third-party clinical research organizations (“CROs”) to carry out our clinical development and trials. We do not yet have a sales organization.

We expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform, the development and potential commercialization of mavacamten and MYK-491, and the discovery, development and potential commercialization of any additional product candidates we may pursue. Specifically, we expect to continue to incur substantial expenses in connection with our ongoing clinical trials of mavacamten, including a Phase 3 pivotal trial in symptomatic oHCM, a Phase 2 clinical trial in symptomatic nHCM, and any additional clinical trials that we may conduct for mavacamten, as well as our ongoing and planned clinical development activities for MYK-491. We will need substantial additional funding to support operating activities as we advance mavacamten, MYK-491, and other potential product candidates through clinical development, seek regulatory approval and proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all.

The research and development expenses incurred in the development and potential commercialization of mavacamten, MYK-491 and other product candidates are net of $4.3 million and $7.1 million in mavacamten RPP credits during the three and six months ending June 30, 2018, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Mavacamten	$6,878	$7,448	$14,818	$12,424
MYK-491	2,859	2,521	5,679	5,396
Other	7,481	3,720	13,339	7,786
Total research and development expenses:	$17,218	$13,689	$33,836	$25,606

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

Under the Collaboration Agreement, Sanofi agreed to provide upfront and milestone payments, equity investments and research and development support. As of June 30, 2018, we have received from Sanofi an initial non-refundable upfront cash payment of $35.0 million and equity investments of $10.0 million in exchange for Series A-1 redeemable convertible preferred stock, a $25.0 million milestone-based payment and a $45.0 million continuation payment. In addition, we have received equity funding outside of the original agreement of $5.0 million in exchange for Series B redeemable convertible preferred stock and $9.0 million in exchange for shares of our common stock in our IPO. Included in the May 25, 2018 follow-on offering sale of common stock was a sale of 150,000 shares to Sanofi. We are also eligible to receive up to $45.0 million of approved in-kind research and clinical activities, for which eligibility expires on December 31, 2018.

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

Our significant accounting policies are fully described in Note 2 of our Annual Report.  We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no changes to our significant accounting policies during the six months ended June 30, 2018, except with respect to changes in our revenue recognition policy upon the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

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

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2018 and 2017

The following table compares the operating results (in thousands):

	Three Months Ended June 30,
	2018	2017	Increase/(Decrease)
		As Revised (Note 2)
Collaboration and license revenue	$6,639	$3,001	$3,638
Operating expenses:
Research and development	17,218	13,689	3,529
General and administrative	8,912	5,082	3,830
Total operating expenses	26,130	18,771	7,359
Loss from operations	(19,491)	(15,770)	3,721
Interest and other income, net	1,078	309	769
Net loss and comprehensive loss	$(18,413)	$(15,461)	$2,952

Collaboration and License Revenue

Collaboration and license revenue increased $3.6 million, from $3.0 million to $6.6 million for the three months ended June 30, 2017 and 2018, respectively.  The amounts for the periods ended June 30, 2017 and 2018 relate to revenue we recognized from the continuation payment of $45.0 million under the Collaboration Agreement.  Revenues have been retroactively restated to reflect implementation of the ASU 606 revenue standard and as revised reflect a higher level of research and development efforts incurred and expected to be incurred in 2018 as compared to the same period in 2017.

Research and Development Expenses

Research and development expenses increased $3.5 million, or 26%, from $13.7 million for the three months ended June 30, 2017 to $17.2 million for the three months ended June 30, 2018. The increase in research and development expenses was primarily due to a $3.2 million increase in clinical expenses related to our mavacamten and MYK-491 clinical trials, a $1.3 million increase in personnel expenses as a result of an increase in employee headcount, a $1.3 million increase in stock compensation expense, a $0.8 million increase in contract research, chemistry and biology expenses on discovery and pre-clinical programs including HCM-2 and a back-up program for DCM-1, a $0.4 million in increase in medical affairs and scientific advisory board expenses, a $0.3 million increase in facilities expenses, and a $0.3 million increase in other research and development related expenses.  Increases in research and development expenses were offset by $0 and $4.3 million in RPP credits from Sanofi during the three months ended June 30, 2017 and 2018, respectively.

We expect research and development expenses to increase in future periods as we continue the development of our lead product candidate, mavacamten, in clinical trials as well as preclinical and subsequent clinical activities for our MYK-491, HCM-2, additional mechanisms within DCM, and other additional programs. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

General and Administrative Expenses

General and administrative expenses increased $3.8 million, or 75%, from $5.1 million for the three months ended June 30, 2017 to $8.9 million for the three months ended June 30, 2018. The increase in general and administrative expenses was primarily due to a $1.9 million increase in stock compensation expense, a $1.0 million increase in personnel expenses as a result of an increase in employee headcount, a $0.3 million increase in professional and consulting fees, a $0.3 million increase in facilities and office expenses and $0.3 million increase in recruiting expenses.  We expect general and administrative expenses to continue to increase in future periods in order to provide administrative support for our clinical development efforts, potential future commercialization of mavacamten and the ongoing and planned clinical development of MYK-491.

Interest and Other Income, Net

Interest and other income, net increased $0.8 million, or 249%, from $0.3 million for the three months ended June 30, 2017 to $1.1 million for the three months ending June 30, 2018. The increase in interest income was primarily due to a higher balance of cash equivalents and investments.

Comparison of the Six-Month Periods Ended June 30, 2018 and 2017

The following table compares the operating results (in thousands):

	Six Months Ended June 30,
	2018	2017	Increase/(Decrease)
		As Revised (Note 2)
Collaboration and license revenue	$11,970	$5,411	$6,559
Operating expenses:
Research and development	33,836	25,606	8,230
General and administrative	16,225	10,558	5,667
Total operating expenses	50,061	36,164	13,897
Loss from operations	(38,091)	(30,753)	7,338
Interest and other income, net	1,858	530	1,328
Net loss and comprehensive loss	$(36,233)	$(30,223)	$6,010

Collaboration and License Revenue

Collaboration and license revenue increased $6.6 million, from $5.4 million for the three months ended June 30, 2017 to $12.0 million for the six months ended June 30, 2018.  The amounts for the periods ended June 30, 2017 and 2018 relate to revenue we recognized from the continuation payment of $45.0 million under the Collaboration Agreement.  Revenues have been retroactively restated to reflect implementation of the ASU 606 revenue standard and as revised reflect a higher level of research and development efforts incurred and expected to be incurred in 2018 as compared to the same period in 2017.

Research and Development Expenses

Research and development expenses increased $8.2 million, or 32%, from $25.6 million for the six months ended June 30, 2017 to $33.8 million for the six months ended June 30, 2018. The increase in research and development expenses was primarily due to a $6.8 million increase in clinical expenses related to our mavacamten and MYK-491 clinical trials, a $2.6 million increase in personnel expenses as a result of an increase in employee headcount, a $2.3 million increase in stock compensation expense, a $2.1 million increase in contract research, chemistry and biology expenses on discovery and pre-clinical programs including HCM-2 and a back-up program for DCM-1, a $0.5 million in increase in medical affairs and scientific advisory board expenses, a $0.6 million increase in facilities expenses, and a $0.5 million increase in other research and development related expenses. Increases in research and development expenses were offset by $0 and $7.1 million in RPP credits from Sanofi during the six months ended June 30, 2017 and 2018, respectively.

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

General and Administrative Expenses

General and administrative expenses increased $5.7 million, or 54%, from $10.6 million for the six months ended June 30, 2017 to $16.2 million for the six months ended June 30, 2018. The increase in general and administrative expenses was primarily due to a $3.2 million increase in stock compensation expense, a $1.3 million increase in personnel expenses as a result of an increase in employee headcount, a $0.2 million increase in professional and consulting fees, a $0.7 million increase in facilities and office expenses and a $0.2 million increase in recruiting expenses.  We expect general and administrative expenses to continue to increase in future periods in order to provide administrative support for our clinical development efforts, potential future commercialization of mavacamten and the ongoing and planned clinical development of MYK-491.

Interest and Other Income, Net

Interest and other income increased $1.3 million or 251%, from $0.5 million to $1.9 million for the six months ended June 30, 2017 and 2018, respectively.  The increase in interest income was primarily due to a higher balance of cash equivalents and investments.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our equity securities, payments received in connection with the Collaboration Agreement, and our public offerings of common stock. As of June 30, 2018, we had cash and cash equivalents of $346.8 million, short-term investments of $51.8 million and long-term investments of $27.6 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months from the date of this filing.  To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize mavacamten, MYK-491 or other product candidates.

We expect that our existing cash and cash equivalents will provide sufficient funds to sustain operations through at least the next 12 months from the date of this filing based on our existing business plan. However, we expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform, the development and potential commercialization of mavacamten and MYK-491, and the discovery, development and potential commercialization of any additional product candidates we may pursue. Specifically, we have incurred substantial expenses in connection with our clinical trials of mavacamten and expect to continue to incur substantial expenses in connection with our ongoing Phase 2 and Phase 3 clinical trial of mavacamten in HCM and any additional clinical trials that we may conduct, as well as our ongoing and planned clinical development activities for MYK-491. Furthermore, if our clinical trials for mavacamten are successful, or our other product candidates, including MYK-491, enter into late-stage clinical trials or more advanced discovery and development stages, we may need to raise additional capital in order to further advance our product candidates towards regulatory approval.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash Flows from Continuing Operations:
Net cash (used in) provided by operating activities	$(32,212)	$13,755
Net cash (used in) investing activities	(29,951)	(32,639)
Net cash provided by financing activities	184,419	392
Net increase (decrease) in cash, cash equivalents and restricted cash	$122,256	$(18,492)

Cash Provided by / Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $32.2 million, and was primarily due to the net loss for the period of $36.2 million, a decrease in deferred revenue of $12.0 million, and stock-based compensation expense of $8.4 million, and was also affected by changes in operating assets and liabilities, including an increase in prepayment from collaboration partner of $4.7 million, an increase in accrued liabilities of $1.4 million and a reduction in receivable from collaboration partner of $1.0 million.

Net cash provided by operating activities for the six months ended June 30, 2017 was $13.7 million, and was primarily due to the $45.0 million continuation payment received from Sanofi, partially offset by the net loss for the period of $30.2 million and a decrease in deferred revenue of $5.4 million, stock-based compensation expense of $2.7 million, and changes in operating assets and liabilities including an increase in accrued liabilities of $1.5 million.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2018 consisted primarily of purchases of investments of $39.6 million and investments in equipment of $2.4 million, offset by maturities of investments of $12.0 million.

Cash used in investing activities for the six months ended June 30, 2017 consisted primarily of purchases of investments of $36.0 million, offset by sale of investments of $4.0 million. During the six months ended June 30, 2017, we also invested $0.6 million in property and equipment.

Cash Provided by / Used in Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 consisted of net proceeds of approximately $182.5 million from the issuance of 3,961,147 shares of our common stock in a follow-on offering, partially offset by payments of financing-related costs of $0.4 million, as well as proceeds from the issuance of common stock in connection with purchases pursuant to the 2015 ESPP and funds received as a result of common stock option exercises of $2.4 million.

Cash provided by financing activities for the six months ended June 30, 2017 consisted of proceeds from the issuance of common stock in connection with purchases pursuant to the 2015 ESPP and funds received as a result of common stock option exercises of $0.4 million, partially offset by payments of financing-related costs.

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of our business to our contractual obligations during the six months ended June 30, 2018, as compared to those disclosed in our Annual Report.

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

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2018, we had cash and cash equivalents of $346.8 million, consisting of interest-bearing money market accounts, short-term investments of $51.8 million, consisting of corporate securities, and long-term investments of $27.6 million, consisting of United States government agency obligations, which would be affected by changes in the general level of United States interest rates. However, due to the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are an early-stage company. We were incorporated and commenced operations in June 2012. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, creating and expanding on our precision medicine platform, identifying potential product candidates, undertaking preclinical studies for our programs, completing our ongoing clinical trials for our most advanced product candidate, mavacamten, planning further clinical development of mavacamten and completing our ongoing clinical development of our second product candidate, MYK-491. We have not yet demonstrated our ability to successfully complete the clinical development of a product candidate, including the completion of any clinical trials designed to support the registration of a product candidate, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our initial product candidates, mavacamten and MYK-491, are in various stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of these or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our net loss for the six months ended June 30, 2018 and 2017 was $36.2 million and $30.2 million, respectively. As of June 30, 2018, we had an accumulated deficit of $171.1 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

As of June 30, 2018, our cash and cash equivalents, including investments, were $426.2 million. We intend to use our cash and cash equivalents to fund the advancement of our mavacamten clinical development program, including our ongoing Phase 3 clinical trial in symptomatic oHCM patients and our planned additional clinical trials of mavacamten, the progression of MYK-491 through clinical proof-of-concept, our ongoing preclinical, discovery and research programs and the expansion of our platform, as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, mavacamten, MYK-491 or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical development or clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, although our preclinical observations and data generated from our Phase 1 and Phase 2 clinical trials of mavacamten support our hypothesis that mavacamten has the potential to reduce cardiac muscle contractility and our belief that such data have demonstrated clinical proof of mechanism in both HCM patients and healthy volunteers, we have not completed placebo controlled clinical trials of mavacamten in larger populations using the current dosing strategy, inclusion/exclusion criteria, and endpoints of EXPLORER-HCM. In addition, our precision medicine platform is based on a translational medicine approach. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical or early clinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. The initial clinical data from our Phase 1 and Phase 2 clinical trials of mavacamten are preliminary in nature, and the clinical development of mavacamten is not complete. Early positive data may not be repeated or observed in ongoing or future trials involving our product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials, particularly in the field of cardiovascular medicine. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

Risk Related to Our Business and Industry

We may be subject to healthcare, health information privacy and security laws, regulation and enforcement, and our failure to comply with these laws could harm our results of operations and financial conditions.

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

In addition, regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted a new regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, special protections for “sensitive information” such as health and genetic information, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on service providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of developing or commercializing our product candidates or impair our ability to collect data from patients resident in the European Union.

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

As of June 30, 2018, we had 147 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As of June 30, 2018, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 33.3% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Date: August 8, 2018	MYOKARDIA, INC.

	By:	/s/ Tassos Gianakakos
Tassos Gianakakos
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Taylor Harris
Taylor Harris Chief Financial Officer (Principal Financial and Accounting Officer)