Form 10-Q
period 2018-09-30
MyoKardia Inc
filed 2018-11-08
CIK 1552451

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock on November 5, 2018 were 40,270,711 shares.

MYOKARDIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MYOKARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2018	December 31, 2017
		As Revised (Note 2)
Assets
Current assets
Cash and cash equivalents	$335,279	$224,571
Short-term investments	43,845	31,933
Receivable from collaboration partner	2,565	1,013
Prepaid expenses and other current assets	2,566	1,876
Total current assets	384,255	259,393
Property and equipment, net	4,905	3,147
Long-term investments	32,506	19,900
Restricted cash and other	2,312	368
Total assets	$423,978	$282,808
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,454	$2,301
Accrued liabilities	18,790	11,639
Prepayment from collaboration partner	10,943	4,432
Deferred revenue	12,400	33,558
Total current liabilities	44,587	51,930
Other long-term liabilities	54	202
Total liabilities	44,641	52,132
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 and 150,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; 40,240,530 and 35,812,791 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	566,432	365,719
Accumulated other comprehensive loss	(222)	(192)
Accumulated deficit	(186,877)	(134,855)
Total stockholders’ equity	379,337	230,676
Total liabilities and stockholders’ equity	$423,978	$282,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		As Revised (Note 2)		As Revised (Note 2)
Collaboration and license revenue	$9,188	$3,077	$21,158	$8,488
Operating expenses:
Research and development	15,910	14,361	49,746	39,967
General and administrative	10,957	5,884	27,182	16,442
Total operating expenses	26,867	20,245	76,928	56,409
Loss from operations	(17,679)	(17,168)	(55,770)	(47,921)
Interest and other income, net	1,890	447	3,748	977
Net loss	(15,789)	(16,721)	(52,022)	(46,944)
Other comprehensive gain (loss)	37	2	(30)	60
Comprehensive loss	(15,752)	(16,719)	(52,052)	(46,884)
Net loss attributable to common stockholders	$(15,789)	$(16,721)	$(52,022)	$(46,944)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.50)	$(1.38)	$(1.47)
Weighted average number of shares used to compute net loss per share attributable to common stockholders, basic and diluted	40,116,644	33,525,567	37,765,631	31,951,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
		As Revised (Note 2)
Cash flow from operating activities:
Net loss	$(52,022)	$(46,944)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	13,639	4,347
Depreciation	1,134	977
Amortization of premiums on investments	(127)	62
Change in operating assets and liabilities:
Receivable from collaboration partner	(1,552)	45,000
Prepaid expenses and other current assets	(690)	(151)
Other long-term assets	(87)	(149)
Accounts payable	357	228
Accrued liabilities	7,100	2,029
Prepayment from collaboration partner	6,511	—
Other long-term liabilities	(133)	(118)
Deferred revenue	(21,158)	(8,488)
Net cash (used in) operating activities	(47,028)	(3,207)
Cash flow from investing activities:
Purchases of investments	(48,421)	(44,044)
Sales of investments	8,000	4,000
Maturities of investments	16,000	—
Purchases of property and equipment	(3,017)	(917)
Net cash (used in) investing activities	(27,438)	(40,961)
Cash flow from financing activities:
Proceeds from issuance of common stock during follow-on offerings, net of issuance costs	182,450	133,925
Payments of financing-related costs	(587)	(38)
Proceeds from exercise of stock options and employee stock purchase plan	5,168	1,668
Net cash provided by financing activities	187,031	135,555
Net increase in cash, cash equivalents and restricted cash	112,565	91,387
Cash, cash equivalents and restricted cash, beginning of period	224,857	136,056
Cash, cash equivalents and restricted cash, end of period	$337,422	$227,443
Non-cash investing and financing activities:
Vesting of early exercised options and restricted stock	$44	$156
Unpaid financing-related costs	$—	$63
Unpaid portion of property and equipment purchases included in period-end accounts payable and accrued liabilities	$158	$38

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

Liquidity

The Company has incurred significant operating losses since inception and has an accumulated deficit of $186.9 million as of September 30, 2018. The Company has relied on its ability to fund its operations through private and public equity financings, and to a lesser extent through a license and collaboration arrangement with its collaboration partner, Sanofi S.A. (“Sanofi”) through its subsidiary, Aventis, Inc. The Company has not yet received regulatory approval to commercialize or sell any product and does not have customers. Management expects operating losses and negative operating cash flows to continue for the foreseeable future. As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses and negative cash flows for the foreseeable future and it anticipates the need to raise additional capital to fully implement its business plan. The Company intends to raise such capital through the issuance of additional equity, debt and/or strategic alliances with partner companies.

On March 8, 2018, the Company filed a Registration Statement on Form S-3ASR (the “2018 Shelf Registration Statement”) covering the potential offering, issuance, and sale of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. In May 2018, the Company completed a follow-on offering under the 2018 Shelf Registration Statement pursuant to which the Company issued 3,750,000 shares of common stock at a price of $49.00 per share. In addition, in June 2018, the Company sold an additional 211,174 shares of common stock directly to the underwriters when they partially exercised their over-allotment option at the price of $49.00 per share. Consequently, the Company received proceeds totaling approximately $181.9 million from the offering, net of underwriting discounts and commissions and offering expenses, which includes approximately $9.7 million received due to the underwriters’ partial exercise of their over-allotment option.

As of September 30, 2018, the Company had $411.6 million of cash, cash equivalents and short and long-term investments and management believes that these amounts will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for the twelve months following the date of this Form 10-Q. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding.

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

The Company currently operates in one business segment, which is the identification, development and commercialization of therapies for the treatment of serious and neglected rare cardiovascular diseases and has a single reporting and operating unit. These interim statements, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2018 and 2017.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year or any interim period and should be read in conjunction with the audited financial statements for the year ended December 31, 2017 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2018 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2017 Annual Report on Form 10-K and are updated below as necessary.

Reclassifications

The cash and cash equivalents on the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 has been reclassified to include restricted cash to conform to the current period’s presentation. Such reclassification did not impact the Company’s net loss or financial position.

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

Significant accounting policies are described in Note 2 to the consolidated financial statements as of and for the year ended December 31, 2017 included in the Annual Report.  There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2018, except as described below.

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

Impact of Adoption – ASC 606

The Company entered into a license and collaboration agreement that became effective in August 2014, which is within the scope of ASC 606, under which it has licensed certain rights to its HCM-1 (which includes mavacamten and MYK-224), HCM-2 and DCM-1 (which includes MYK-491) programs to Sanofi and may enter into other such arrangements in the future. The terms of the arrangement include payment to the Company of one or more of the following: non-refundable, up-front license fees, development and regulatory and commercial milestone payments, and royalties on net sales of licensed products.

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

The following tables summarize the financial statement line items that were affected due to the Company’s implementation of ASC 606 (in thousands, except for share and per share amounts):

Condensed Consolidated Balance Sheet

	As of December 31, 2017
	As Originally Reported	Effect of Change	As Revised
Deferred revenue - current	$22,500	$11,058	$33,558
Accumulated deficit	$(123,797)	$(11,058)	$(134,855)

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Nine Months Ended September 30, 2017
	As Originally Reported	Effect of Change	As Revised
Collaboration and license revenue	$16,875	$(8,387)	$8,488
Operating expenses:
Research and development	39,967	—	39,967
General and administrative	16,442	—	16,442
Total operating expenses	56,409	—	56,409
Loss from operations	(39,534)	(8,387)	(47,921)
Interest and other income, net	977	—	977
Net loss	(38,557)	(8,387)	(46,944)
Other comprehensive (loss)	60	—	60
Comprehensive loss	(38,497)	(8,387)	(46,884)
Net loss attributable to common stockholders	$(38,557)	$(8,387)	$(46,944)
Net loss per share attributable to common stockholders, basic and diluted	$(1.21)	$(0.26)	$(1.47)
Weighted average number of shares used to compute net loss per share attributable to common stockholders, basic and diluted	31,951,631	—	31,951,631

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2017
	As Originally Reported	Effect of Change	As Revised
Net loss	$(38,557)	$(8,387)	$(46,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	$(16,875)	$8,387	$(8,488)
Cash, cash equivalents and restricted cash, beginning of period	$135,797	$259	$136,056
Cash, cash equivalents and restricted cash, end of period	$227,184	$259	$227,443

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

The following table summarizes the cash balances that were affected due to the Company’s implementation of ASU 2016-18 (in thousands):

Condensed Consolidated Statement of Cash Flows

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
		As Revised	As Revised	As Revised
Cash and cash equivalents	$335,279	$224,571	$227,184	$135,797
Restricted cash – noncurrent	2,143	286	259	259
Total cash, cash equivalents and restricted cash	$337,422	$224,857	$227,443	$136,056

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

In August 2018, the FASB issued ASU 2018-13 (Topic 820), Fair Value Measurement, which modifies the disclosure requirements in Topic 820 by removing requirements for disclosing (i) amounts of and reasons for transfers between the Level 1 and Level 2 hierarchies, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The ASU 2018-13 amendment also adds requirements for disclosure of changes in unrealized gains and losses for the period relating to Level 3 fair value measurements and other factors considered in the valuation of Level 3 investments. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has evaluated this amendment and it is not expected to have a material impact to the Company’s financial statements.

In July 2018, the FASB issued issued amendments ASU 2018-10, Codification Improvements, and ASU 2018-11, Targeted Improvements to the ASU No. 2016-02 (Topic 842), Leases previously issued in February 2016. These ASUs, taken together, modify lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. These amendments are required to be implemented for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new lease standard originally required the adoption of the standard using the modified retrospective transition method; however, the July 2018 amendments provide entities with an additional (and optional) transition method to adopt the new lease standard. Under this transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The amendments also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842.

The Company will adopt the new standard on January 1, 2019 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of that date. Although the Company anticipates recording leased assets and liabilities for its facilities in South San Francisco, the ultimate impact of adopting ASU 2016-02 and its amendments will depend on the Company’s lease portfolio as of the adoption date.  In addition, the Company is in the process of identifying and designing the appropriate changes to its accounting policies, business processes, and related internal controls to support recognition and disclosure requirements under ASC 842 and is implementing these changes over the remainder of 2018.

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

Upon entering into this agreement, the Company received an up-front non-refundable cash payment of $35.0 million and Sanofi made an up-front equity purchase of $10.0 million (additional equity investments from Sanofi totaling $21.4 million were received subsequent to the effective date of the Collaboration Agreement). The Company was also eligible to receive additional payments and services, as follows: (1) a one-time, non-refundable payment of $25.0 million contingent upon submission of an Investigational New Drug (“IND”) application before certain regulatory authority(ies) for its DCM-1 program; (2) up to $45.0 million in funding from Sanofi of approved in-kind research and clinical activities; (3) a non-refundable continuation payment of $45.0 million contingent upon Sanofi’s notification of its decision to continue the agreement beyond December 31, 2016; and, (4) up to $15.0 million in research and development funding for the lead compound in each program if studies leading to proof-of-concept (“POC”) are extended beyond December 31, 2018.

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

Transaction Price

The Company’s assessment of the transaction price included an analysis of amounts to which it expected to be entitled for providing goods or services to the customer which at contract inception consisted of the upfront cash payment, valued at $34.3 million, net of the fair value of $0.7 million allocated to the option provided to Sanofi to acquire equity, and variable consideration of $25.0 million, subject to an IND application. Sanofi paid the Company the $25.0 million milestone upon the Company’s application for the IND. In 2016, after the IND application was made and when the Company determined it was deemed probable that significant reversal in the amount of cumulative revenue recognized will not occur, the Company included this amount in the transaction price.  As of December 31, 2016, all performance obligations associated with the initial term were satisfied.

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

For the nine months ended September 30, 2018 and 2017, the Company recognized $21.2 million and $8.5 million of license and collaboration revenue, respectively.

The following table presents changes in the Company’s contract assets and liabilities, which excludes research and development reimbursements under the mavacamten registration program plan, for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30, 2018
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities:
Deferred revenue	$33,558	$—	$(21,158)	$12,400

	Nine Months Ended September 30, 2017
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Receivable from collaboration partner	$45,000	$—	$(45,000)	$—
Contract liabilities:
Deferred revenue	$45,000	$—	$(8,488)	$36,512

Deferred revenue of $12.4 million as of September 30, 2018 consists of the $45.0 million continuation payment received in January 2017, less $11.4 million recognized in the year ended December 31, 2017 and $21.2 million recognized during the nine months ended September 30, 2018. The $12.4 million in deferred revenue will be recognized through December 31, 2018 as the performance obligations are satisfied.

Registration Program Plan and Pre-POC Cost Sharing

In addition to amounts due to the Company under the Collaboration Agreement, Sanofi is conditionally responsible for reimbursing the Company for (i) one half or more of the registration program plan (“RPP”) costs after clinical proof-of-concept is established for the lead compound under each of the HCM-1 and HCM-2 programs; and (ii)  if the Company has initiated a clinical trial of a compound under a proof-of-concept development plan and not terminated its development thereof and if another Additional Compound is identified as a development candidate for the same program, the Company is entitled to full reimbursement of pre-proof-of-concept (“pre-POC”) research and development costs on development candidates mutually identified as such Additional Compounds, with the objective of conducting IND-enabling studies and clinical trials on such candidate. An “Additional Compound” is a compound that qualifies as a secondary compound to the lead compound in each program. The estimated amount to be so reimbursed shall be provided by the Company in advance of the decision whether to initiate further development of such Additional Compounds and there is no contractual limit on the costs to be incurred by the Company and reimbursed by Sanofi. The Company has the right, but not the obligation to conduct development of Additional Compounds and Sanofi is entitled to terminate the agreement with respect to any program prior to the delivery by the Company to Sanofi of a final study report.

Effective October 2017, Sanofi is sharing RPP costs for the mavacamten program during the remainder of the contract term. Registration program costs are subject to review and approval by the Company and Sanofi and include amounts incurred relating to clinical trials, development and manufacturing of, and obtaining regulatory approvals for mavacamten, and include direct employee costs and direct out-of-pocket costs incurred, by or on behalf of a party, that are specifically identifiable or reasonably and directly allocable to those activities.

Pursuant to the Additional Compounds provisions of the Collaboration Agreement, in August 2018 Sanofi agreed to reimburse the Company for eligible costs it has incurred in the development of  the MYK-224 compound, which has been identified as an Additional Compound under the HCM-1 program. Eligible costs are subject to review and approval under the same procedures as under the RPP program; reimbursable costs consist of research and development activities agreed to by the Company and Sanofi that were negotiated and budgeted prior to the application for reimbursement. Under the Collaboration Agreement, Sanofi will continue to reimburse the Company for eligible MYK-224 identified and agreed to under the program, through proof-of-concept. Only one Additional Compound for each of the three programs is eligible for reimbursement under the Collaboration Agreement and only after a clinical trial of an initial compound under the program has been established and not terminated.

Accordingly, for the HCM-1 program, the Additional Compound MYK-224 was nominated and the Company invoiced Sanofi $2.6 million for costs incurred through September 30, 2018.

Estimated reimbursements are invoiced to Sanofi before each interim period based on budgeted amounts.  For the RPP program, these estimates consist of one half of the Company’s mavacamten development budget in excess of Sanofi’s mavacamten development budget each interim period. For the MYK-224 compound, these estimates consist of all of the Company’s research and development budget related to the compound for the forthcoming quarter. After each period end, a review of the actual expenses incurred is performed and any adjustments are carried forward to future invoices. Actual amounts received from Sanofi are applied to the applicable interim period to reduce the Company’s research and development expenses.

The Company recorded a $2.6 million and $1.0 million  receivable for reimbursable RPP and MYK-224 expenses, as of September 30, 2018 and December 31, 2017 respectively, which are recorded as receivable from collaboration partner and included in current assets in the condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the Company has recorded $10.9 million and $4.4 million, respectively, as prepayments from collaboration partner, to apply to future research and development expenses. Prepayments from collaboration partner are included in current liabilities in the condensed consolidated balance sheets. The Company recorded $14.8 million and zero as reductions to research and development expenses for the nine months ended September 30, 2018 and 2017, respectively.

The following table presents the Sanofi research and development reimbursement receivables and related prepayment activity during the nine months ended September 30, 2018 (in thousands):

Receivable from collaboration partner
Balance at January 1, 2018	$1,013
Additions	2,565
Deductions	(1,013)
Balance at September 30, 2018	$2,565

Prepayment from collaboration partner
Balance at January 1, 2018	$4,432
Additions for advance billings	2,565
Payments received from collaboration partner	18,734
Actual expenses incurred	(14,787)
Balance at September 30, 2018	$10,943

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$335,103	$335,103	$—	$—
U.S. government agency obligations	28,672	—	28,672	—
Corporate securities	47,679	—	47,679	—
Total	$411,454	$335,103	$76,351	$—

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$223,568	$223,568	$—	$—
U.S. government agency obligations	27,878	—	27,878	—
Corporate securities	23,955	—	23,955	—
Total	$275,401	$223,568	$51,833	$—

The following table is a summary of amortized cost, unrealized gain and loss, and fair value of the Company’s marketable securities by contractual maturities (in thousands):

	Fair Value Measurements at September 30, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$335,103	$—	$—	$335,103
Short-term investments (due within one year)	43,949	—	(104)	43,845
Long-term investments (due between one and two years)	32,619	—	(113)	32,506
Total	$411,671	$—	$(217)	$411,454

	Fair Value Measurements at December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$223,568	$—	$—	$223,568
Short-term investments (due within one year)	32,010	—	(77)	31,933
Long-term investments (due between one and two years)	20,010	—	(110)	19,900
Total	$275,588	$—	$(187)	$275,401

5. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Scientific equipment	$8,558	$5,935
Furniture and equipment	1,198	1,064
Capitalized software	278	278
Leasehold improvements	427	331
Total	10,461	7,608
Less: Accumulated depreciation	(5,556)	(4,461)
Property and equipment, net	$4,905	$3,147

Depreciation expense was $0.4 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively and $1.1 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Clinical research and development	$11,233	$5,981
Payroll-related liabilities	6,140	4,412
Other	1,417	1,246
Total accrued liabilities	$18,790	$11,639

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

Facilities

In September 2018, the Company entered into a noncancelable operating lease (the “Lease”) for approximately 129,846 square feet of space in Brisbane, California (the “New Facility”). The date on which the Company will become responsible for paying rent under the Lease (the “Rent Commencement Date”) will be the date the premises are ready for occupancy, currently anticipated to be January 2020. The Lease expires 10 years after the Rent Commencement Date. The Lease grants the Company an option to extend the Lease for an additional 10-year period. Future minimum rental payments under the Lease during the 10-year term are $93.2 million in the aggregate. The Lease further provides that the Company is obligated to pay to the landlord certain costs, including taxes and operating expenses. As of September 30, 2018, the Lease term has not commenced as the Company did not have the right to use or control physical access to the New Facility.

In September 2018 the Company provided a standby letter of credit of $1.9 million as security for its obligations under the Lease. This standby letter of credit together with standby letters on Existing Facilities (as defined below) are classified as long-term assets within restricted cash and other on the balance sheet.

The Company currently leases approximately 48,400 square feet of office and lab space in two separate facilities in South San Francisco, California (the “Existing Facilities”). All of the lease agreements associated with the Existing Facilities expire on or before January 2020. The Company does not plan to cancel the existing lease agreements for its Existing Facilities prior to their respective expiration dates.

Future annual minimum lease payments due under the new and existing operating leases at December 31 of each year are as follows (in thousands):

Year ending December 31:	Amount[1]
2018 (three months)	$531
2019	2,071
2020	5,454
2021	8,461
2022	8,757
Thereafter	70,508
Total	$95,782

(1)	The table above is prepared under the assumption that the Rent Commencement Date at the New Facility starts on January 1, 2020.

Rent expense for the three months ended September 30, 2018 and 2017 was $0.6 million and $0.3 million, respectively, and for the nine months ended September 30, 2018 and 2017 was $1.6 million and $1.0 million, respectively. The operating leases require the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of September 30, 2018 or December 31, 2017.

Guarantees and Indemnifications

The Company enters into standard indemnification arrangements in the ordinary course of business.

Pursuant to certain of these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to the Company’s technology. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future but have not yet been made.

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

7. Stockholders’ Equity

On March 8, 2018 the Company filed the 2018 Shelf Registration Statement covering the potential offering, issuance, and sale of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. In May 2018, the Company completed a follow-on offering under the 2018 Shelf Registration Statement pursuant to which the Company issued 3,750,000 shares of common stock at a price of $49.00 per share. In June 2018, the Company sold an additional 211,174 shares of common stock directly to the underwriters when they partially exercised their over-allotment option at the price of $49.00 per share. In the period ending June 30, 2018, the Company received proceeds totaling approximately $181.9 million from the offering, net of underwriting discounts and commissions and offering expenses, which includes approximately $9.7 million received due to the underwriters’ partial exercise of their over-allotment option.

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows:

	September 30, 2018	December 31, 2017
Options and awards issued and outstanding	3,828,905	2,964,549
Shares available for issuance under 2015 Stock Option and Incentive Plan	977,948	863,538
Shares available for issuance under 2015 Employee Stock Purchase Plan	794,724	449,444
Total	5,601,577	4,277,531

8. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to equity awards granted to employees and consultants for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$2,042	$713	$5,683	$1,913
General and administrative	3,184	888	7,956	2,434
Total	$5,226	$1,601	$13,639	$4,347

The following summarizes option and other equity award activity under the 2012 Equity Incentive Plan and 2015 Stock Option and Incentive Plan:

	Shares Subject to	Weighted Average
	Outstanding Options	Exercise Price per Share
Balance at December 31, 2017	2,964,549	$11.54
Options granted	1,305,721	52.12
Options exercised	(454,515)	10.43
Options canceled/forfeited	(142,636)	22.36
Balance at September 30, 2018	3,673,119	$25.68

	Shares Subject to	Weighted Average
	Outstanding Awards	Grant Date Fair Value
Balance at December 31, 2017	—	$—
Restricted stock units granted	161,076	52.76
Restricted stock units forfeited	(5,290)	53.00
Balance at September 30, 2018	155,786	$52.75

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

In relation to stock options and awards to purchase common stock that vest upon the achievement of performance criteria, there was zero and zero stock-based compensation expense recorded for the three months ended September 30, 2018 and 2017, respectively, and $193,000 and $174,000 in stock-based compensation expense was recorded for the nine months ended September 30, 2018 and 2017, respectively. The Company begins to recognize expenses related to these stock options and awards during the period upon concluding that certain performance criteria are considered probable.

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net loss	$(15,789)	$(16,721)	$(52,022)	$(46,944)
Net loss attributable to common stockholders, basic and diluted	$(15,789)	$(16,721)	$(52,022)	$(46,944)
Denominator
Weighted average shares outstanding	40,145,306	33,686,799	37,857,621	32,195,471
Less: weighted average shares subject to repurchase	(28,662)	(161,232)	(91,990)	(243,840)
Weighted average shares used to compute basic and diluted net loss per share	40,116,644	33,525,567	37,765,631	31,951,631
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.50)	$(1.38)	$(1.47)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2018	2017
Common stock subject to repurchase	17,095	127,524
Options and awards issued and outstanding	3,828,905	3,289,677

As of September 30, 2018, the Company has contributions from plan participants of $0.5 million under the 2015 ESPP, which if converted, would be equivalent to 11,766 shares based on 85% of the stock price at the beginning of the offering period. As of September 30, 2017, the Company had contributions from plan participants of $0.3 million under the 2015 Employee Stock Purchase Plan, which if converted, would have been equivalent to 25,668 shares based on 85% of the stock price at the beginning of the offering period.

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

Also, on December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the nine months ended September 30, 2018, the Company noted no additional guidance or information that affects the provisional amounts initially recorded at zero for the transition tax and the remeasurement of the deferred tax assets for the year ended December 31, 2017. As a result, the Company recorded no adjustment to the transition tax and the remeasurement of the deferred tax assets. The Company will continue to monitor and analyze any additional guidance and information that may be issued by the federal and state tax authorities. Any subsequent adjustment to these amounts will be recorded to current tax expense in the 2018 interim period during which the analysis is complete.

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

We are currently enrolling patients into a pivotal Phase 3 clinical trial of mavacamten, our product candidate for the treatment of symptomatic, obstructive HCM (“oHCM”). Patients from the Phase 2 clinical study of mavacamten in oHCM are currently being enrolled in an open-label extension study intended to provide data on long-term exposure to mavacamten.  Mavacamten is also being evaluated in a randomized Phase 2 clinical trial for the treatment of symptomatic non-obstructive HCM (“nHCM”). Our second clinical-stage candidate, MYK-491, is currently being studied in a Phase 1b single-ascending dose clinical trial in patients with stable heart failure, based on results from a completed Phase 1 clinical trial in healthy volunteers. The protocol for the ongoing Phase 1b clinical study was recently modified to incorporate a Phase 2a multiple-ascending dose trial in patients with stable heart failure. Additionally, we are advancing multiple preclinical programs, focused on regulating or normalizing cardiac muscle contractility and relaxation.

Financial Overview

We have not generated net income from operations, and, as of September 30, 2018, had an accumulated deficit of $186.9 million, primarily as a result of research and development and general and administrative expenses. To date, all our revenue has been derived from non-refundable payments under the license and collaboration agreement we entered into with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A. (“Sanofi”), in August 2014, which we refer to as the Collaboration Agreement, and we have not yet generated any revenue from product sales. We have never been profitable and have incurred net losses in each year since commencement of our operations. We expect to incur significant and increasing losses from operations for the foreseeable future, and we can provide no assurance that we will ever generate significant revenue or profits.

Through September 30, 2018, we have financed our operations through an initial public offering (“IPO”), three follow-on public offerings, private placements of redeemable convertible preferred stock and funds received in connection with the Collaboration Agreement with Sanofi.  We received net proceeds of $93.9 million from the sale of shares of our Series A, A-1 and B redeemable convertible preferred stock. On November 3, 2015, we completed our IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs. On October 3, 2016, we completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.1 million, after deducting underwriting discounts, commissions and offering costs. On August 14, 2017, we completed our second follow-on public offering of 4,025,000 shares of common stock at an offering price of $35.50 per share, resulting in net proceeds of approximately $133.9 million, after deducting underwriting discounts, commissions and offering costs. On May 25, 2018, we completed our third follow-on public offering of 3,750,000 shares of common stock at an offering price of $49.00 per share, resulting in net proceeds of approximately $172.2 million, after deducting underwriting discounts, commissions and offering costs. On June 22, 2018, the underwriters partially exercised their over-allotment option, purchasing 211,147 shares of our common stock at an offering price of $49.00 per share, resulting in net proceeds of approximately $9.7 million, after deducting underwriting discounts, commissions and offering costs. Net proceeds of $181.9 million from these two closings are net of $0.6 million in offering costs. Included in the May 25, 2018 sale of common stock was a sale of 150,000 shares to Sanofi.

In connection with the Collaboration Agreement, we have received $135.4 million from Sanofi, consisting of a $35.0 million upfront payment, a $25.0 million milestone payment for the submission of an Investigational New Drug (“IND”) application for MYK-491 with the U.S. government’s Food and Drug Administration (“FDA”) in November 2016, a $45.0 million continuation payment from Sanofi in January 2017 and $30.4 million in reimbursements and prepayments for research and development costs under the development portion of our Collaboration Agreement. As of September 30, 2018, we had cash and cash equivalents of $335.3 million, short-term investments of $43.8 million and long-term investments of $32.5 million.

We have no manufacturing facilities and all of our manufacturing activities are contracted out to a third party. We currently utilize third-party clinical research organizations (“CROs”) to carry out our clinical development and trials. We do not yet have a sales organization.

We expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform, the development and potential commercialization of mavacamten and MYK-491, and the discovery, development and potential commercialization of any additional product candidates we may pursue. Specifically, we expect to continue to incur substantial expenses in connection with our ongoing clinical trials of mavacamten, including a Phase 3 pivotal trial in symptomatic oHCM, a Phase 2 clinical trial in symptomatic nHCM, and any additional clinical trials that we may conduct for mavacamten, as well as our ongoing clinical development activities for MYK-491.  We will need substantial additional funding to support operating activities as we advance mavacamten, MYK-491, and other potential product candidates through clinical development, seek regulatory approval and proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all.

The research and development expenses incurred in the development and potential commercialization of mavacamten, MYK-491 and other product candidates are net of $7.7 million and $14.8 million in Sanofi research and development credits during the three and nine months ended September 30, 2018, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Mavacamten	$7,371	$7,920	$22,189	$20,344
MYK-491	3,045	2,778	8,724	8,174
Other	5,494	3,663	18,833	11,449
Total research and development expenses	$15,910	$14,361	$49,746	$39,967

Sanofi License and Collaboration Agreement

In August 2014, we entered into a Collaboration Agreement with Sanofi that covers three main research programs: our first program in HCM (referred to as HCM-1), a second program in HCM (referred to as HCM-2) and our first program in DCM (referred to as DCM-1).

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

Under the Collaboration Agreement, Sanofi agreed to provide upfront and milestone payments, equity investments and research and development support. As of September 30, 2018, we have received from Sanofi an initial non-refundable upfront cash payment of $35.0 million and equity investments of $10.0 million in exchange for Series A-1 redeemable convertible preferred stock, a $25.0 million milestone-based payment and a $45.0 million continuation payment. In addition, we have received equity funding outside of the original agreement of $5.0 million in exchange for Series B redeemable convertible preferred stock, $9.0 million in exchange for shares of our common stock in our IPO and $7.4 million in the May 2018 follow-on offering sale of common stock. We are also eligible to receive up to $45.0 million of approved in-kind research and clinical activities, for which eligibility expires on December 31, 2018.

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

Our significant accounting policies are fully described in Note 2 of our Annual Report.  We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no changes to our significant accounting policies during the nine months ended September 30, 2018, except with respect to changes in our revenue recognition policy upon the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

Components of Operating Results

Collaboration and License Revenue

We generate revenue from the Collaboration Agreement with Sanofi for the development and commercialization of products under the collaboration.

Operating Expense

Research and Development Expenses

Research and development expenses consist of salaries and benefits, including stock-based compensation, lab supplies and facility costs, and fees paid to CROs to conduct certain research and development activities on our behalf. Amounts incurred in connection with collaboration and license agreements are also included in research and development expense. Payments made prior to the receipt of goods or services are capitalized until the goods or services are received. Amounts shown are net of research and development reimbursement credits from Sanofi under the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and benefits, including stock-based compensation, professional fees for legal, consulting, audit and tax services, market research, rent and other general operating expenses not otherwise classified as research and development expenses.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income earned on our cash and cash equivalents, short-term investments and long-term investments.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2018 and 2017

The following table compares the operating results (in thousands):

	Three Months Ended September 30,
	2018	2017	Increase/(Decrease)
		As Revised (Note 2)
Collaboration and license revenue	$9,188	$3,077	$6,111	199%
Operating expenses:
Research and development	15,910	14,361	1,549	11%
General and administrative	10,957	5,884	5,073	86%
Total operating expenses	26,867	20,245	6,622	33%
Loss from operations	(17,679)	(17,168)	(511)	3%
Interest and other income, net	1,890	447	1,443	323%
Net loss	$(15,789)	$(16,721)	$932	(6)%

Collaboration and License Revenue

Collaboration and license revenue increased $6.1 million, from $3.1 million to $9.2 million for the three months ended September 30, 2017 and 2018, respectively. The amounts for the periods ended September 30, 2017 and 2018 relate to revenue we recognized from the continuation payment of $45.0 million under the Collaboration Agreement. Revenues have been retroactively restated to reflect implementation of the ASU 606 revenue standard and as revised reflect a higher level of research and development efforts incurred and expected to be incurred in 2018 as compared to the same period in 2017.

Research and Development Expenses

Research and development expenses increased $1.5 million, or 11%, from $14.4 million for the three months ended September 30, 2017 to $15.9 million for the three months ended September 30, 2018. The increase in research and development expenses was primarily due to a $4.1 million increase in clinical expenses related to our mavacamten and MYK-491 clinical trials, a $2.1 million increase in personnel expenses as a result of an increase in employee headcount, a $1.3 million increase in stock compensation expense, a $0.6 million increase in consulting expense, a $0.5 million increase in contract research, chemistry and biology expenses on discovery and pre-clinical programs including HCM-2 and a back-up program for DCM-1 and a $0.5 million increase in facilities expenses.  Increases in research and development expenses were offset by zero and $7.7 million in research and development credits from Sanofi during the three months ended September 31, 2017 and 2018, respectively.

We expect research and development expenses to increase in future periods as we continue the development of our lead product candidate, mavacamten, in clinical trials as well as preclinical and subsequent clinical activities for our MYK-491, MYK-224, HCM-2, LUS-1, ACT-1, and other back-up programs. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

General and Administrative Expenses

General and administrative expenses increased $5.1 million, or 86%, from $5.9 million for the three months ended September 30, 2017 to $11.0 million for the three months ended September 30, 2018. The increase in general and administrative expenses was primarily due to a $2.2 million increase in stock compensation expense, a $1.5 million increase in personnel expenses as a result of an increase in employee headcount, a $0.5 million increase in professional and consulting fees, a $0.4 million increase in office and facilities related expenses, and a $0.5 million increase in other miscellaneous expenses.  We expect general and administrative expenses to continue to increase in future periods in order to provide administrative support for our clinical development efforts, potential future commercialization of mavacamten and the ongoing and planned clinical development of MYK-491.

Interest and Other Income, Net

Interest and other income increased $1.4 million, or 323%, from $0.4 million for the three months ended September 30, 2017 to $1.9 million for the period ending September 30, 2018. The increase in interest income was primarily due to higher balances of cash,  cash equivalents and investments.

Comparison of the Nine-Month Periods Ended September 30, 2018 and 2017

The following table compares the operating results (in thousands):

	Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)
		As Revised (Note 2)
Collaboration and license revenue	$21,158	$8,488	$12,670	149%
Operating expenses:
Research and development	49,746	39,967	9,779	24%
General and administrative	27,182	16,442	10,740	65%
Total operating expenses	76,928	56,409	20,519	36%
Loss from operations	(55,770)	(47,921)	(7,849)	16%
Interest and other income, net	3,748	977	2,771	284%
Net loss	$(52,022)	$(46,944)	$(5,078)	11%

Collaboration and License Revenue

Collaboration and license revenue increased $12.7 million, or 149%, from $8.5 million for the nine months ended September 30, 2017 to $21.2 million for the nine months ended September 30, 2018. The amounts for the periods ended September 30, 2017 and 2018 relate to revenue we recognized from the continuation payment of $45.0 million under the Collaboration Agreement. Revenues have been retroactively restated to reflect implementation of the ASU 606 revenue standard and as revised reflect a higher level of research and development efforts incurred and expected to be incurred in 2018 as compared to the same period in 2017.

Research and Development Expenses

Research and development expenses increased $9.7 million, or 24%, from $40.0 million for the nine months ended September 30, 2017 to $49.7 million for the nine months ended September 30, 2018. The increase in research and development expenses was primarily due to a $11.0 million increase in clinical expenses related to our mavacamten and MYK-491 clinical trials, a $4.7 million increase in personnel expenses as a result of an increase in employee headcount, a $3.8 million increase in stock compensation expense, a $2.4 million increase in consulting expense, a $1.5 million increase in contract research, chemistry and biology expenses on discovery and pre-clinical programs including HCM-2 and a back-up program for DCM-1, and a $1.2 million increase in facilities expenses.  Increases in research and development expenses were offset by zero and $14.8 million in research and development credits for the RPP and pre-proof-of-concept credits from Sanofi during the nine months ended September 31, 2017 and 2018, respectively.

We expect research and development expenses to increase in future periods as we continue the development of our lead product candidate, mavacamten, in clinical trials as well as preclinical and subsequent clinical activities for our MYK-491, MYK-224, HCM-2, LUS-1, ACT-1, and other back-up programs. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase substantially in the future.

General and Administrative Expenses

General and administrative expenses increased $10.8 million, or 65%, from $16.4 million for the nine months ended September 30, 2017 to $27.2 million for the nine months ended September 30, 2018. The increase in general and administrative expenses was primarily due to a $5.5 million increase in stock compensation expense, a $2.8 million increase in personnel expenses as a result of an increase in employee headcount, a $1.1 million increase in facilities and office expenses, a $0.8 million increase in professional and consulting fees and a $0.6 million increase in other miscellaneous expenses.  We expect general and administrative expenses to continue to increase in future periods in order to provide administrative support for our clinical development efforts, potential future commercialization of mavacamten and the ongoing and planned clinical development of MYK-491.

Interest and Other Income, Net

Interest and other income increased $2.7 million, or 284%, from $1.0 million to $3.7 million for the nine months ended  September 30, 2017 and 2018, respectively.  The increase in interest income was primarily due due to higher balances of cash, cash equivalents and investments.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our equity securities, payments received in connection with the Collaboration Agreement, and our public offerings of common stock. As of September 30, 2018, we had cash and cash equivalents of $335.3 million, short-term investments of $43.8 million and long-term investments of $32.5 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months from the date of this filing.  To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize mavacamten, MYK-491 or other product candidates.

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

We will continue to require additional financing to develop our product candidates and fund operations for the foreseeable future through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress and the costs of, and our ability to generate positive data from our ongoing and planned clinical trials of mavacamten and MYK-491;
•	our ability to receive additional payments from Sanofi pursuant to the Collaboration Agreement and the timing thereof;
•	the number of product candidates that we develop or intend to develop using our precision medicine platform;
•	the costs of research and preclinical studies to support the advancement of other product candidates into clinical development;
•

the timing of, and costs involved in, executing our clinical development plans, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we currently expect;

•

the costs of preparing to manufacture mavacamten on a larger scale, to manufacture MYK-491 for continued clinical development and to manufacture any additional product candidates we may identify for clinical development;

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2018	2017
		As Revised (Note 2)
	(in thousands)
Cash Flows from Continuing Operations:
Net cash (used in) operating activities	$(47,028)	$(3,207)
Net cash (used in) investing activities	(27,438)	(40,961)
Net cash provided by financing activities	187,031	135,555
Net increase in cash, cash equivalents and restricted cash	$112,565	$91,387

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $47.0 million, and was primarily due to the net loss for the period of $52.0 million, offset by non-cash stock-based compensation expense of $13.6 million and depreciation of $1.1 million, and was also affected by changes in operating assets and liabilities, primarily due to a decrease in deferred revenue of $21.2 million, an increase in prepayments from collaboration partner of $6.5 million and increase in accrued liabilities of $7.1 million.

Net cash used in operating activities for the nine months ended September 30, 2017 was $3.2 million, and was primarily due to the $45.0 million continuation payment received from Sanofi, partially offset by the net loss for the period of $46.9 million and stock-based compensation expense of $4.3 million and changes in operating assets and liabilities, including a decrease in deferred revenue of $16.9 million and an increase in accrued liabilities of $2.0 million.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2018 consisted primarily of purchases of investments of $48.4 million, offset by sales and maturities of investments of $8.0 million and $16.0 million, respectively. During the nine months ended September 30, 2018, we also had investments in equipment of $3.0 million.

Cash used in investing activities for the nine months ended September 30, 2017 consisted primarily of purchases of investments of $44.0 million and investments in equipment of $0.9 million, offset by sale of investments of $4.0 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 consisted of proceeds from the issuance of common stock in connection with a follow-on offering of $182.5 million, funds received as a result of common stock option exercise of $5.1 million, net of $0.6 million in payments for financing-related costs.

Cash provided by financing activities for the nine months ended September 30, 2017 consisted of net proceeds from the issuance of common stock in connection with a follow-on offering of $133.9 million and funds received as a result of common stock option exercise of $1.7 million.

Contractual Obligations and Other Commitments

There have been no material changes, other than that discussed below, outside the ordinary course of our business to our contractual obligations during the nine months ended September 30, 2018, as compared to those disclosed in our Annual Report.

In September 2018, we entered into a noncancelable operating lease (the “Lease”) for approximately 129,846 square feet of space in Brisbane, California (the “New Facility”). The date on which we will become responsible for paying rent under the Lease (the “Rent Commencement Date”) will be the date the premises are ready for occupancy, currently anticipated to be January 2020.  The Lease expires 10 years after the Rent Commencement Date. The Lease grants us an option to extend the Lease for an additional 10-year period. Future minimum rental payments under the Lease during the 10-year term are $93.2 million in the aggregate. The Lease further provides that we are obligated to pay to the landlord certain costs, including taxes and operating expenses. As of September 30, 2018, the Lease term has not commenced as we did not have the right to use or control physical access to the New Facility.  The Lease expires 10 years after the Rent Commencement Date.

The following table summarizes our contractual obligations under the new and existing operating leases as of September 30, 2018 (in thousands):

	Payments due by period (1)
	Less than 1 year (three months)	1 to 3 years	4 to 5 years	After 5 years	Total
Lease obligations, net	$531	$15,986	$17,820	$61,444	$95,782

(1)	The table above is prepared under the assumption that the Rent Commencement Date at the New Facility starts on January 1, 2020.

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

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2018, we had cash and cash equivalents of $335.3 million, consisting of interest-bearing money market accounts, short-term investments of $43.8 million, consisting of corporate securities, and long-term investments of $32.5 million, consisting of United States government agency obligations, which would be affected by changes in the general level of United States interest rates. However, due to the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash and cash equivalents.

In addition, we are also exposed to foreign currency exchange rate risk inherent in our contracts with research institutions and contract research organizations as certain services are performed by them outside the United States. From time to time we have payments due to an Australian vendor in foreign currency. A significant movement in the Australian dollar may have a material impact on our financial position in the future.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research and development focus to a company capable of supporting larger scale clinical development and commercial activities. If we are not successful in such a transition, our business, results and financial condition will be harmed.

We have a history of significant losses and may not achieve or sustain profitability and, as a result, you may lose all or part of your investment.

Our initial product candidates, mavacamten and MYK-491, are in various stages of clinical testing and we must successfully complete our ongoing clinical trials and conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of these or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our net loss for the nine months ended September 30, 2018 and 2017 was $52.0 and $46.9 million, respectively. As of September 30, 2018, we had an accumulated deficit of $186.9 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

As of September 30, 2018, our cash and cash equivalents, including investments, were $411.6 million. We intend to use our cash and cash equivalents to fund the advancement of our mavacamten clinical development program, including our ongoing Phase 3 clinical trial in symptomatic oHCM patients and our planned additional clinical trials of mavacamten, the progression of MYK-491 through clinical proof-of-concept, our ongoing preclinical, discovery and research programs and the expansion of our platform, as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, mavacamten, or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new standard and its amendments were effective January 1, 2018, and was implemented utilizing the full retrospective method. As a result, all consolidated results of operations and consolidated balance sheets were restated in the Company’s Form 10-Q for the three months ended March 31, 2018 and will continue to be for all periods presented. See “Note 2 – Summary of Significant Accounting Policies” for additional discussion of the accounting changes.

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

•	achieving positive safety and efficacy data and desirable medicinal properties for our product candidates for the intended indications;
•	our ability to receive, and the timing of receipt of, any marketing approvals from applicable regulatory authorities;
•

establishing and maintaining manufacturing capabilities or making arrangements with third-party manufacturers for the manufacture of our product candidates for clinical trials and, if approved, for commercialization;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates;
•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of our products following approval; and
•	enforcing and defending intellectual property rights and claims.

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

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical development or clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, although our preclinical observations and data generated from our Phase 1 and Phase 2 clinical trials of mavacamten support our hypothesis that mavacamten has the potential to reduce cardiac muscle contractility and our belief that such data have demonstrated clinical proof of mechanism in both HCM patients and healthy volunteers, we have not completed placebo controlled clinical trials of mavacamten in larger populations using the current dosing strategy, inclusion/exclusion criteria, and endpoints of EXPLORER-HCM. In addition, our precision medicine platform is based on a translational medicine approach. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical or early clinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. The initial clinical data from our Phase 1 and Phase 2 clinical trials of mavacamten, as well as our Phase 1 clinical trial of MYK-491, are preliminary in nature, and the clinical development of mavacamten and MYK-491 is not complete. Early positive data may not be repeated or observed in ongoing or future trials involving our product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials, particularly in the field of cardiovascular medicine. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, or suspension or termination is recommended by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

Risks Related to Our Reliance on Third Parties

We are substantially dependent upon our collaboration agreement with Sanofi for the development and eventual commercialization of mavacamten, MYK-224, MYK-491 and any product candidates from our HCM-2 program. If this collaboration is unsuccessful or is terminated, we may be unable to commercialize certain product candidates and we will not receive additional funding from this relationship.

We depend upon our license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., which we refer to as the Collaboration Agreement, for financial and scientific resources related to the clinical development and commercialization of product candidates under our mavacamten, MYK-224, MYK-491 and HCM-2 programs. While Sanofi has obligations to fund various research and development activities under the collaboration and with respect to the commercialization of product candidates in selected territories under certain programs under the Collaboration Agreement, our ability to receive funding from this relationship will depend upon the ability and willingness of Sanofi to successfully meet its responsibilities under our Collaboration Agreement and continue the collaboration. We may not receive some or all of the financial and scientific resources that we currently expect to receive under our Collaboration Agreement.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•	the inability to negotiate or maintain manufacturing agreements with third parties under commercially reasonable terms;
•	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities;
•	reliance on the third party for regulatory compliance, quality assurance, and safety and pharmacovigilance reporting;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

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

As of September 30, 2018, we had 156 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. A substantial number of our outstanding shares of common stock are held by a relatively small number of stockholders who are not subject to restrictions on trading.  Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

As of September 30, 2018, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 33.2% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We are currently an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Based on the market value of our common stock held by non-affiliates as of June 30, 2018, we will no longer be an emerging growth company after December 31, 2018. Even after we no longer qualify as an emerging growth company, we could still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting with our Annual Report on Form 10-K for each fiscal year.  In addition, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2018,  we will be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are and will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Repurchases of Company Equity Securities.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference From	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	11/18/2015	3.1

3.2	Amended and Restated Bylaws.	S-1/A	10/13/2015	3.4

4.1	Specimen Common Stock Certificate.	S-1/A	10/19/2015	4.1

10.1	Lease by and between the Registrant and HCP LS Brisbane, LLC dated September 13, 2018				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents management compensation plan, contract or arrangement.
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

Date: November 8, 2018	MYOKARDIA, INC.

	By:	/s/ Tassos Gianakakos
Tassos Gianakakos
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Taylor Harris
Taylor Harris Chief Financial Officer (Principal Financial and Accounting Officer)