Form 10-K
period 2018-12-31
MyoKardia Inc
filed 2019-02-28
CIK 1552451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,944,784,343 as of June 30, 2018 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on February 25, 2019 was 40,319,855 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference to portions of the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held in 2018, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2018.

TABLE OF CONTENTS

MyoKardia, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions intended to identify forward-looking statements, and similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth below in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Forward-looking statements include, but are not limited to, statements about:

•

the timing and success of, and our ability to generate positive data from, our pivotal Phase 3 clinical trial, EXPLORER–HCM, of mavacamten (formerly known as MYK-461) in symptomatic, obstructive HCM (oHCM) patients, our Phase 2 clinical trial, MAVERICK–HCM, of mavacamten in symptomatic non-obstructive HCM (nHCM) patients, our Phase 2 clinical trial, PIONEER–HCM ,of mavacamten in symptomatic, obstructive HCM patients, our long-term extension trial of patients from our Phase 2 trial, PIONEER, known as PIONEER-OLE, our long-term extension study of patients completing MAVERICK or EXPLORER known as MAVA-LTE,  and our Phase 2a clinical trial of MYK-491 in dilated cardiomyopathy (DCM) patients;

•	our ability to place one new therapeutic candidate into clinical development every 12–24 months;
•	our ability to enroll patients in our clinical trials at the pace that we project;
•	our ability to execute our clinical development plans and obtain regulatory approval for any of our product candidates without the need for large, outcome-based studies;
•	our ability to identify and advance through clinical development any additional product candidates from our precision medicine platform, including from our HCM-2, ACT-1 and LUS-1 programs;
•	our ability to obtain and maintain intellectual property protection for our precision medicine platform and our product candidates;
•

our ability to successfully build a specialty sales force and commercial infrastructure to market mavacamten and any other product candidates from our programs, if approved, and any product candidates from our other programs;

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

Overview

MyoKardia, Inc., is a clinical stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. Since our inception in 2012, we have generated a robust pipeline of small molecules that target diseases driven by cardiac muscle contraction. Excessive contraction, impaired relaxation and/or insufficient contraction can all result in conditions in which the output of blood from the heart cannot meet the body’s demands. Our lead product candidate, mavacamten, is initially being developed for the treatment of hypertrophic cardiomyopathy, or HCM. In HCM, the walls of the heart thicken due to excessive contraction and prevent the left ventricle from expanding, resulting in a reduced pumping capacity. Mavacamten is being studied in four clinical trials in patients with HCM, including a 220-patient pivotal Phase 3 clinical trial known as EXPLORER-HCM. We are evaluating a second clinical-stage candidate, MYK-491, in patients with systolic heart failure, in which the left ventricle is too distended and weak to adequately pump blood. MYK-491 is currently in a Phase 2a clinical proof-of-concept study.

Our goal is to be the world’s leading precision cardiovascular medicine company. Precision medicine involves discovering and developing therapies that integrate clinical and molecular information based on the biological basis of disease. Our strategy is to identify homogenous subgroups of patients with a given cardiovascular disease, understand the causal factors underlying that subgroup’s condition, and develop targeted therapies designed to correct the common underlying defect leading to abnormal cardiac contraction or relaxation within each subgroup. We utilize the tools and technologies of precision medicine, such as genotypic or phenotypic profiling, to identify patient subgroups and biomarkers to directly measure the effects of our product candidates early in clinical development, establishing proof-of-mechanism and providing important early predictive value to inform the design of subsequent trials.

Our initial research has focused on genetic mutations in sarcomeric proteins of the heart muscle. These mutations directly affect the power of contraction, the rate of relaxation, or both, reducing the overall ability of the heart to pump blood at an output that matches the needs of the rest of the body. We have leveraged our knowledge of heart muscle biology to discover and optimize a portfolio of proprietary small molecule therapeutics that target the biomechanical defects that cause disruptions in heart muscle contraction. By correcting the underlying biomechanical defects, we believe our therapeutic candidates can correct or offset the downstream disruption in cardiac muscle function that drives disease progression.

Since our inception, we have generated multiple programs to address a variety of disruptions in heart muscle contraction. We are advancing the following research and development programs:

•	Mavacamten is being developed as an orally-administered small molecule designed to address the excessive contractility, left ventricular hypertrophy and reduced compliance characteristic of HCM.
•	MYK-491 is being developed as an orally-administered small molecule designed to increase contractility without impairing diastolic filling in patients with systolic heart failure.
•	MYK-224 is our second small molecule program targeting hypercontractility and impaired relaxation.
•	ACT-1 is our small molecule program directed toward increasing cardiac contractility in genetic dilated cardiomyopathy, or DCM.
•	LUS-1 is our program to counteract a muscle abnormality that results in impaired relaxation of the left ventricle.

Mavacamten is initially being developed for the treatment of symptomatic obstructive HCM, or oHCM. In a Phase 2 clinical trial, known as PIONEER-HCM, mavacamten achieved statistically significant changes in the primary endpoint of post-exercise left ventricular outflow tract, or LVOT, gradient from baseline and demonstrated improvements across key secondary endpoints including New York Heart Association, or NYHA, functional classification, exercise capacity as measured by peak oxygen consumption, or peak VO2, and change in dyspnea scores.  In 2018, we initiated four additional studies of mavacamten:  a pivotal Phase 3 clinical study of oHCM patients known as EXPLORER-HCM; a Phase 2 clinical study, known as MAVERICK-HCM, in a second potential indication, symptomatic, non-obstructive, or nHCM; a long-term extension trial of oHCM patients from our Phase 2 PIONEER-HCM study; and a long-term extension study of patients completing our Phase 2 MAVERICK-HCM or Phase 3 EXPLORER-HCM trials, known as MAVA-LTE.  We anticipate reporting data from our Phase 3 EXPLORER-HCM trial in the second half of 2020.  Pending the outcome of that study, we plan to file a New Drug Application seeking regulatory approval of mavacamten for the treatment of symptomatic oHCM.  In 2016, mavacamten was granted Orphan Drug Designation by the U.S. Food and Drug Administration, or the FDA, for the treatment of symptomatic oHCM.  Data from the Phase 2 MAVERICK-HCM trial in nHCM is anticipated in the second half of 2019.  We plan to report long-term safety and efficacy results from the PIONEER-OLE trial periodically.

Our second clinical-stage candidate, MYK-491, has completed two single-ascending dose Phase 1 studies, in healthy volunteers and in DCM patients with stable heart failure. MYK-491 was shown to increase cardiac contractility by 5-20 percent across multiple echocardiographic parameters at higher dose concentrations, with minimal impact on diastolic function. We are currently studying MYK-491 in a Phase 2a study looking at several echocardiographic measures of contractility and diastolic function. Data from the Phase 2a multiple-ascending dose trial are anticipated in the fourth quarter of 2019. Following achievement of proof-of-concept from the ongoing Phase 2a study, we plan to advance MYK-491 into late-stage clinical trials in a well-defined systolic heart failure patient population. Systolic heart failure is estimated to affect two to three million people in the United States.

In addition to mavacamten and MYK-491, we are advancing several preclinical programs aimed at precision treatment of systolic and diastolic diseases. We anticipate advancing at least one new therapeutic candidate into clinical development approximately every 12-24 months.

Our precision medicine platform incorporates disease research, drug discovery and clinical expertise in a self-reinforcing cycle of learning. For example, our data from animal models that closely mimic human disease may inform clinical development objectives, and data generated from our experience in the clinical studies may inform discovery, optimization and development choices for therapeutics in our emerging pipeline. Our integrated research and development efforts enables the iterative generation of new disease targets and clinical development candidates designed to establish early clinical proof-of-concept. We believe that the virtuous cycle that results from these strategic choices represents a durable competitive advantage that enables us to efficiently develop therapies with disease-modifying potential for heritable cardiomyopathies that could also be applied to other cardiovascular diseases.

Another competitive advantage is our commitment to disease area leadership.  We have formed long-standing relationships with HCM patient advocacy groups and academic and clinical researchers to create an extended community dedicated to advancing our understanding of HCM.  In 2014, we launched the Sarcomeric Human Cardiomyopathy Registry (SHaRe).  SHaRe is a multi-center, international repository of clinical and laboratory data on more than 9,000 individuals and family members affected by HCM and DCM, funded by research grants from MyoKardia.  Data generated from SHaRe is a component of our precision medicine platform.  Our commitment to disease area leadership continues with numerous additional initiatives, including our support of the HCM Care App, a patient education resource developed in collaboration with Duke Clinical Research Institute, the launch in 2018 of the MyoSeeds™ Research Grant Program, and a research collaboration with 23andMe, Inc., a consumer genetics and research company.

We retain global development and commercialization rights to all our programs. We believe consolidated control over our entire portfolio will allow us to make strategic decisions about how we advance each of our therapeutic candidates in alignment with our precision medicine approach.

Persistent Obstacles to Innovative Cardiovascular Development

Cardiovascular disease remains the leading cause of death and disability both in the United States and globally, affecting 85.6 million Americans and accounting for one in every six healthcare dollars spent.  Although cardiovascular disease accounts for more deaths in the United States each year than all types of cancers combined, as of 2017, the number of oncology-focused therapeutics in development was nearly seven times greater than that of cardiovascular therapies.  Despite the increasing global burden of cardiovascular disease, investment in cardiovascular drug development has stagnated over the past two decades, resulting in a shortage of innovative therapies addressing the underlying causes of disease.

We believe that traditional approaches to cardiovascular drug development have not adequately addressed the significant patient need due to the following limitations:

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

•

The drug development model neglects rare disease populations. Due to the high costs and risks of executing large trials in cardiovascular disease, approved therapies typically must target large patient segments, without differentiating among unique patient subgroups, in order to be commercially viable. For example, physicians have historically approached the treatment of patients with heritable cardiomyopathies in the same manner as the broader, undifferentiated heart failure population, resulting in therapies not informed by their gene mutations, and therefore not specifically designed for the pathophysiology of their heart disease.

These challenges have resulted in a relatively low number of new molecular entities approved by the FDA compared to other disease areas. As a result, there is a significant opportunity to improve clinical benefits through the use of precision medicine for the discovery and development of new treatments.

Our Solution: MyoKardia’s Approach to Precision Cardiovascular Therapies

We are pioneering the application of precision medicine to cardiovascular disease with a pipeline of small molecule candidates targeting diseases of cardiac muscle contraction and relaxation being developed in well-defined patient populations. Our precision medicine platform enables the efficient discovery and development of novel precision drug candidates with disease-modifying potential. By leveraging our platform, we believe we can overcome many of the challenges associated with traditional cardiovascular drug development.

Our Precision Medicine Platform

Our precision medicine platform incorporates disease research, drug discovery and clinical expertise in a self-reinforcing cycle that enables the iterative generation of new disease targets and clinical development candidates designed to establish early clinical proof-of-concept. By efficiently developing product candidates that target distinct biomechanical defects associated with cardiac muscle contraction, we use clinical feedback on patient genetics, response to therapy and disease presentation to refine our understanding of which patients are most likely to benefit from our product candidates. We believe this virtuous cycle is a competitive advantage that enables us to efficiently develop therapies with disease-modifying potential for heritable cardiomyopathies that could also be applied to other cardiovascular diseases.

Our discovery process begins with a deep mechanistic understanding of how disease-causing mutations affect the biomechanical function of the heart. This starting point is then translated into screens that help us identify small molecule agents that have the potential to be optimized to correct the underlying defect. The most promising of these agents are then tested in preclinical animal models that we believe are transferable to and predictive of human systems. These models are also used to develop biomarkers of drug action and, when possible, disease modification, that integrate into our early clinical development strategies. Across this entire spectrum, we leverage novel insights generated from our position at the center of the cardiomyopathy ecosystem. By applying this cycle to multiple programs, we have generated a growing library of proprietary therapeutic molecules that target a wide range of potential cardiac disease-related mechanisms and that can be used to test new hypotheses arising from our clinical research.

Advantages of Our Approach

We believe that our approach can overcome many of the obstacles facing cardiovascular drug discovery and development that have resulted in a lack of cardiovascular therapeutic innovation:

•

Our precision medicine platform enables the discovery and development of therapies with disease-modifying potential. We believe our deep understanding of heart failure, including heritable cardiomyopathies, and the biomechanical defects that cause these conditions, allows us to target critical or causal disease mechanisms. We intend to develop each of our product candidates to prevent or reverse disease progression by correcting underlying biomechanical defects in the heart’s contractile machinery.

•

Our clinical development approach is designed to investigate efficacy and safety in smaller, less time-consuming clinical trials. Our approach has the potential to significantly reduce the time and cost of drug development for cardiovascular indications. Our product candidates are designed to target the underlying cause of disease, which we believe increases the chance they will be effective and reduces the potential for unintended consequences or off-target effects. Through the use of appropriate predictive biomarkers and patient selection strategies we believe that we can reduce the risk of late-stage clinical failures. This approach is consistent with recent FDA communications and publications on how the pharmaceutical and biotechnology industry can improve efficiency and the likelihood of success in cardiovascular drug development.

•

Our approach facilitates the efficient discovery of novel therapies for neglected, rare heart diseases. We are focused on the treatment of small patient populations where the mechanism of disease and the shared characteristics of the patients with a given condition are known. By integrating all of the elements of our platform, we believe that we can efficiently develop disease-modifying therapies aimed at the biomechanical underpinnings of disease.

Targeting Cardiac Muscle Contraction

A sarcomere is an assembly of proteins that forms the smallest contractile unit of muscle. Each cardiac muscle cell contains many sarcomeres, and these cells are arranged in an organized manner as cardiac muscle fiber. Thousands of sarcomeres acting in concert provide the ensemble force for muscle contraction. Sarcomeres are composed of a thin filament and a thick filament, each of which contains multiple proteins braided together. To initiate contraction, myosin, the motor protein anchored to the thick filament, binds to actin, the main protein of the thin filament, forming a cross-bridge. The contraction of the sarcomere is driven by the swinging of the cross-bridge causing the thin filament to slide over the thick filament, shortening the length of a sarcomere. Myosin attaches to the thin filament, pulls it forward and detaches in a tightly-regulated cycle. In the heart, contraction corresponds to systole and relaxation corresponds to diastole.

In the graphic below, the dark myosin heads are engaged with the thin filament, each forming a cross-bridge between actin and myosin.

Mutations in cardiac sarcomere proteins that disrupt normal cardiac muscle contraction underpin a number of types of cardiovascular disease by affecting the power of contraction, the rate of relaxation, or both, and thereby reducing the overall ability of the heart to pump blood at an output that matches the needs of the body at rest and with exertion. The disruptions in cardiac muscle contraction result in abnormal intracardiac blood pressures and chamber volumes and thickening or thinning of the walls of the heart. These pathological changes often result in a cascade of events with devastating consequences to patients, including reduced exercise capacity limited by shortness of breath or chest pain, reduced blood flow to the heart muscle, dangerous abnormal heart rhythms, stroke, progressive heart failure and sudden cardiac death. In some patients, these events result in the need for heart transplantation.

There are hundreds of individual mutations that have been identified in the genes encoding the proteins of the sarcomere. These many mutations give rise to a few common biomechanical defects in the sarcomere at the protein level. Through our research, we have linked these biomechanical defects to three distinct cardiac muscle disruptions that act to cause the excessive contraction, impaired relaxation and/or insufficient contraction underlying many forms of heart failure.

Heart Failure and Heritable Cardiomyopathies

Heart failure describes any condition in which the heart is unable to fill or pump blood sufficient to meet the needs of the body. According to the American Heart Association, heart failure affects approximately 6.5 million people in the United States. The causes of heart failure are varied and diverse and can include damage to the heart muscle from myocardial infarctions, toxic effects of cancer chemotherapy agents and genetic mutations.  Regardless of cause, the symptoms of heart failure are often similar, including shortness of breath, edema, reduction in activities and fatigue. Heart failure is progressive; once there has been an occurrence of acute decompensation, or a sudden worsening of symptoms, patients are at higher risk of further decompensation and hospitalizations, leading to death.

Systolic heart failure, or heart failure with reduced ejection fraction (HFrEF), occurs when the left ventricle is unable to adequately contract and pump blood. The left ventricle becomes distended, and the muscle further weakens.  It is unable to contract with sufficient force to pump the amount of oxygenated and nutrient-filled blood the body needs.  The terms systolic heart failure and dilated cardiomyopathy are sometimes used interchangeably to describe this condition. Systolic heart failure makes up a little less than half the overall heart failure population, or approximately 3 million people in the United States.

Diastolic heart failure, also called heart failure with preserved ejection, or HFpEF, occurs when the heart is unable to properly fill with blood during the period between each contraction.  The left ventricle is less distensible than normal, requiring a high pressure to fill, particularly during stress.  As in systolic heart failure, symptoms such as shortness of breath, edema, and fatigue develop related to the heart’s inability to pump an adequate amount of oxygenated blood. Hypertrophic cardiomyopathy is one example of a disease in which the excess contractility of the heart has resulted in hypertrophy and stiffness that prevents the normal filling and pumping of blood.  Diseases of diastolic dysfunction are estimated to affect approximately 3 million people in the United States, and there are currently no approved treatments proven to improve outcomes in patients with diastolic heart failure.

We believe that heart failure, whether occurring due to systolic or diastolic dysfunction, is made up of a number of distinct patient segments, each of which may be driven by shared genetic or phenotypic characteristics.  Starting with heritable cardiomyopathies, such as HCM and DCM, we are discovering and developing novel targeted therapeutics tailored to address the biomechanical dysfunction in cardiac muscle contraction underlying a given condition. While some of our candidates may have broad applicability to diseases of systolic or diastolic function, our strategy is to apply a precision medicine approach to our drug development efforts.

Our Pipeline

We have generated several proprietary, orally administered small molecules to address a variety of biomechanical defects that cause disruptions in heart muscle contraction. By correcting the underlying biomechanical defects, we believe our targeted therapies can correct or offset the downstream disruption in cardiac muscle function that drives disease progression. Our lead drug candidate, mavacamten, has been shown to reduce the number of myosin-actin cross-bridges, restoring normal cardiac muscle contraction and improving left ventricular compliance. MYK-491 is intended to restore normal cardiac muscle contractility in patients with DCM caused by mutations that result in inadequate cardiac muscle contraction because of too few cross-bridges. MYK-224 is our second HCM-targeting candidate designed to reduce excess cardiac contractility and improve diastolic function. ACT-1 is intended to increase cardiac muscle contractility in patients with genetic DCM through a different mechanism than that of MYK-491. LUS-1 is intended to counteract a muscle disruption that results in impaired relaxation of the heart, a biomechanical defect thought to be a causal factor in numerous types of diastolic heart failure, as well as specific HCM patient subgroups and less common heritable cardiomyopathies.

The following table summarizes our product development pipeline:

Mavacamten for Hypertrophic Cardiomyopathy

Mavacamten is in clinical development as an orally administered small molecule intended to reduce left ventricular contractility to alleviate the functional consequences and symptoms of HCM and prevent or reverse HCM progression.

In June 2018, we initiated the pivotal Phase 3 EXPLORER-HCM clinical trial of mavacamten. EXPLORER-HCM is a multi-national randomized double-blind study that will enroll approximately 220 patients with symptomatic, obstructive HCM. We expect to report data from the EXPLORER-HCM trial in the second half of 2020. Mavacamten is also being developed for a second indication, non-obstructive HCM, or nHCM. We are currently conducting a multi-center, randomized, double-blind dose-ranging study, known as MAVERICK-HCM, in approximately 60 nHCM patients. We anticipate data from the MAVERICK-HCM clinical trial will be reported in the second half of 2019. Two additional long-term safety studies of mavacamten are ongoing. Taken together, we believe that data from the four clinical studies of mavacamten will support a planned NDA filing with FDA after results from the EXPLORER trial are available.

The following table summarizes our mavacamten clinical development program:

Overview of Hypertrophic Cardiomyopathy

HCM is defined as an otherwise unexplained thickening of the walls of the heart, known as hypertrophy. HCM is caused by mutations in the sarcomere that result in excessive cardiac muscle contraction. The consequences include reduced left ventricular blood volumes and cardiac output, reduced ability of the left ventricle to expand, and high cardiac filling pressures. These can all contribute to reduced effort tolerance and symptoms that include shortness of breath and chest pain. Additionally, other structural changes such as left atrial enlargement occur, leading to the development of arrhythmias and heart failure.

HCM is a chronic disease, and for the majority of patients the disease progresses slowly with the development of severe symptoms despite existing medical therapies. Mild physical exertion can quickly result in fatigue or shortness of breath, and a patient’s ability to participate in normal work, family or recreational activities can be substantially curtailed. According to research published in Circulation by SHaRe researchers who evaluated data from nearly 4,600 patients, people with HCM have significantly higher mortality compared to that of the general U.S. population. Further, patients with genetic HCM exhibited disease at younger ages and were more likely to experience HCM-related complications and early death. In approximately 15% to 20% of patients, disease progression results in disabling heart failure that can prevent the patients from holding a job or performing everyday activities of daily living. HCM can also cause stroke or sudden cardiac death. HCM is the most common cause of sudden cardiac death in young people, with a five-year incidence among children of 3%.

HCM affects approximately one in every 500 people worldwide and is the most frequent form of heritable cardiomyopathy. It is estimated that as many as 630,000 people in the United States have a form of HCM, and based on insurance claims data, an estimated 100,000 of these individuals have been diagnosed with the disease.

Obstructive HCM Patients. In approximately two-thirds of HCM patients, the path followed by blood exiting the heart, known as the left ventricular outflow tract, or LVOT, becomes obstructed by the enlarged and diseased muscle, restricting the flow of blood from the heart to the rest of the body. These patients, referred to as oHCM patients, are at an increased risk of severe heart failure and death. Our current clinical development plan, including EXPLORER-HCM, is intended to target this group of symptomatic oHCM patients or subgroups thereof as our initial patient population for mavacamten. In 2016, the FDA granted mavacamten Orphan Drug Designation for the treatment of patients with symptomatic oHCM.

Non-Obstructive HCM Patients. Symptomatic, non-obstructive, HCM patients represent a distinct subgroup that is difficult to manage medically. This segment may contain a more severely affected population because nHCM patients are typically diagnosed when their disease is more advanced than obstructive HCM patients. Furthermore, for oHCM patients, relief of the obstruction is often associated with an improvement in symptoms, while no such treatment option is available to nHCM patients. We are conducting the Phase 2 MAVERICK-HCM clinical trials to assess mavacamten’s ability to target symptomatic nHCM.

Current Standard of Care for Patients with Hypertrophic Cardiomyopathy

The current standard of care for HCM is limited, and many patients remain symptomatic. The beta-blocker propranolol is recommended for the treatment of symptomatic HCM. However, beta blockers are frequently ineffective and have off-target adverse effects that limit their use. Patients are therefore prescribed additional drugs indicated for the treatment of hypertension, heart failure or other cardiovascular disorders more generally. These drugs, including non-dihydropyridine calcium channel blockers (such as verapamil and diltiazem) and the antiarrhythmic disopyramide, do not address the underlying cause of HCM, do not appear to affect disease progression, and have limited tolerability. While clinical experience and expert opinion suggest that these drugs may provide symptom relief in some patients, no controlled clinical research evidence exists to directly support their efficacy. For a subset of HCM patients with more advanced disease progression or more pronounced symptoms, surgical or other invasive interventions may be appropriate, including heart transplantation, use of an implantable cardioverter-defibrillator, open surgical myectomy or percutaneous alcohol septal ablation.

Mavacamten’s Clinical Development

In 2018, we initiated four clinical trials of mavacamten for the treatment of HCM, including the Phase 3 pivotal EXPLORER-HCM clinical trial and a long-term extension study, which we believe will form the backbone of our planned registration filing with the FDA for the potential regulatory approval of mavacamten.

Our Phase 1 program for mavacamten consisted of three clinical trials, including two single-ascending dose (SAD) trials and one multiple ascending dose (MAD) trial. Across these three trials, we dosed 86 healthy volunteers and 15 HCM patients with mavacamten, in addition to 22 subjects that received placebo. We observed favorable tolerability of single and multiple doses of mavacamten in both healthy volunteers and HCM patients and demonstrated the ability of mavacamten to reduce cardiac muscle contractility, an important biomarker of disease. Additionally, we generated preliminary evidence in two patients with obstructive HCM that led us to believe that mavacamten could reduce LVOT obstruction.

Our Phase 2 clinical trial of mavacamten, known as PIONEER-HCM, was a twelve-week open-label study to assess the efficacy, safety, pharmacokinetics, pharmacodynamics, and tolerability of mavacamten in patients with symptomatic oHCM. PIONEER-HCM consisted of two dosing cohorts: in Cohort A, patients received a once-daily 10mg, 15mg or 20mg dose of mavacamten and were required to discontinue background therapy, including beta blockers, prior to study entry; and Cohort B, in which subjects received a once-daily 2mg or 5mg oral dose of mavacamten and nine out ten patients remained on beta blocker therapy. Baseline patient characteristics were similar across both patient cohorts.

In the third quarter of 2017, we reported positive results from ten patients in Cohort A of PIONEER-HCM. A statistically significant improvement was observed in the primary endpoint, change in post-exercise peak LVOT gradient from baseline to Week 12 (p=0.002). After 12 weeks of treatment, all 10 patients (100%) in Cohort A achieved a reduction in post-exercise peak LVOT gradient from a baseline mean of 125 mmHg. Additionally, this cohort met key secondary endpoints with statistical significance, including change in peak oxygen consumption (peak VO2) and New York Heart Association, or NYHA, functional classification of symptoms.

In the first quarter of 2018, we reported results for the second cohort, Cohort B, of the PIONEER-HCM trial in which all ten patients enrolled achieved statistically significant reductions in post-exercise and resting LVOT gradient (p=0.020). Mavacamten also demonstrated improvements in secondary endpoints intended to measure symptoms and functional capacity. The use of background beta blockers, permitted only in Cohort B, did not appear to impact mavacamten’s safety or pharmacodynamic profile.

In both cohorts, mavacamten was generally well-tolerated. One patient in the Cohort A elected to stop the study drug at Week 4 after experiencing a serious adverse event. All other adverse events, or AEs, were mild to moderate, and a majority of the AEs were deemed to be unrelated to the study drug.

The PIONEER-HCM study has informed a target concentration range at which mavacamten is expected to achieve clinically meaningful improvements in oHCM symptoms, functional classification (e.g., NYHA), and exercise capacity (e.g., peak VO2) while maintaining LVEF in a normal range of greater than or equal to 50 percent. Data from the Phase 2 PIONEER-HCM study helped inform the starting dose, guide dose adjustment and define endpoints for our Phase 3 clinical trial of mavacamten in symptomatic oHCM, known as EXPLORER-HCM. We reviewed PIONEER-HCM data and the EXPLORER-HCM study design with the Division of Cardiovascular and Renal Products of the FDA, incorporating their input. We plan to conduct a single pivotal study along with a long-term extension study to support registration.

EXPLORER-HCM is a multi-national randomized double-blind study designed to evaluate the efficacy and safety of 30 weeks of once-daily treatment with mavacamten in patients with oHCM. Patients are randomized on a 1:1 basis to receive either mavacamten or placebo for a 30-week treatment period. The primary endpoint is clinical response, defined as either 1) an improvement of at least 1.5 mL/kg/min in peak oxygen consumption accompanied by an improvement from baseline of at least one NYHA functional class or 2) an improvement from baseline of 3.0 mL/kg/min or greater in peak VO2 without worsening in NYHA functional class. Secondary endpoints in the Phase 3 EXPLORER-HCM trial will include the average changes from baseline in post-exercise peak LVOT gradient, NYHA functional class, and peak VO2. Exploratory endpoints include changes in echocardiographic indices of cardiac structure and function, N-terminal pro b-type natriuretic peptide or NT-proBNP, concentrations, quality of life questionnaire scores and daily physical activity assessed using a wearable accelerometer. Following the 30-week treatment period and eight-week post-treatment wash-out period, patients will be encouraged to participate in a long-term extension study of mavacamten.

The EXPLORER-HCM trial design incorporates individualized dosing, including two dose adjustments during the 30-week treatment period based on measurements of LVOT gradient. All assessments and dose adjustments are conducted in a blinded fashion. Patients are allowed to maintain their HCM-related background medications for the duration of the EXPLORER-HCM Phase 3 trial, including beta blockers or calcium channel blockers. An independent data monitoring committee has been established to monitor safety throughout the study.

We are also conducting an open-label extension study of mavacamten among patients who previously completed the Phase 2 PIONEER-HCM trial. This study, known as PIONEER-OLE, has enrolled thirteen of the twenty eligible patients. Patients receive an individualized daily dose of 5mg, 10mg, or 15 mg of mavacamten, with a dose adjustment at Week 6 based on pharmacodynamic and pharmacokinetic criteria, as well as the patient’s past experience with mavacamten. We plan to periodically report data from the PIONEER-OLE study, sharing observations on safety, echocardiographic measures of drug activity, including LVOT gradient, and patient symptoms and function.

In April 2018, we initiated a randomized, double-blind, placebo-controlled Phase 2 clinical trial of mavacamten in non-obstructive HCM patients, which we refer to as MAVERICK-HCM. The purpose of this Phase 2 clinical trial is to determine optimal dosing of mavacamten in patients without LVOT obstruction. We intend to enroll approximately 60 subjects in this trial, and data from MAVERICK-HCM is anticipated in the second half of 2019. Patients with nHCM share the same genetic mutations as their oHCM counterpart and left ventricular hypertrophy is a central characteristic of their disease. As nHCM patients do not have outflow obstruction, a lack of left ventricular compliance, or inability of the heart to fill optimally with blood, is thought to be a greater driver of their condition. Based on evidence from preclinical studies and our PIONEER-HCM clinical trial, mavacamten appears to have a positive impact on diastolic relaxation. The MAVERICK-HCM trial will provide additional evidence of this potential effect for mavacamten, ultimately informing the late-stage development of mavacamten in the nHCM indication, and/or informing our development plans for our MYK-224 or LUS-1 program candidates.

Patients from the EXPLORER-HCM and MAVERICK-HCM clinical trials are encouraged to participate in our long-term extension study of mavacamten, known as MAVA-LTE. The MAVA-LTE study will assess long-term safety of mavacamten, as well as its effects on symptoms and echocardiographic measures of systolic and diastolic cardiac function. We expect to enroll up to 280 patients in the MAVA-LTE study, and approximately 100 patients will be randomized to participate in a cardiac magnetic resonance imaging sub study to assess the potential effects of mavacamten treatment on cardiac remodeling.

MYK-224 for HCM

We are advancing a second candidate targeting HCM, known as MYK-224, into the clinic. MYK-224 is designed to preserve the unique advantages of mavacamten’s mechanism, including the ability to reduce excess contractility and potentially address impaired relaxation by reducing the number of engaged myosin-actin cross-bridges, while reducing pharmacokinetic variability. We believe MYK-224 may reduce the time required to achieve steady state and thereby provide enhanced dosing flexibility. We expect to initiate a Phase 1 clinical study of MYK-224 in healthy volunteers in the first half of 2019.

MyoKardia’s Activator Portfolio for Systolic Heart Failure

Our portfolio of precision cardiovascular therapeutics includes multiple cardiac muscle activator programs aimed at increasing contraction of the heart muscle and thereby improving blood flow from the heart.  We are initially targeting precision indications in systolic heart failure and specifically, dilated cardiomyopathies.  Our clinical-stage therapeutic candidate, MYK-491, is an orally-administered small molecule designed to increase the number of myosin-actin cross-bridges formed during cardiac muscle contraction, thereby increasing the ensemble force of contraction and improving cardiac output.  One goal of MYK-491 is to increase cardiac contractility, thereby improving systolic function, while having minimal impact on diastolic function, or the ability of the heart to relax and fill with blood.  Based on preclinical research across multiple animal models, as well as our Phase 1 clinical studies, MYK-491 may hold potential for controlled increases in the heart’s contractility with limited impact on relaxation.

Overview of Dilated Cardiomyopathy

The fundamental cause of all systolic heart failure is that the heart muscles are not able to contract with sufficient force. In DCM, the loss of contractility leads the walls of the left ventricle to become thin and over-expanded, functioning under increased stress. This leads to even further progression of cardiac dysfunction. In contrast to HCM, some forms of DCM are characterized by decreased power output of the sarcomeres. In some patients with genetic DCM, this lack of power is caused by genetic mutations that disrupt the ability of individual myosin motors to form cross-bridges with actin and contribute to overall contraction.

DCM is a life-threatening progressive disease. Once symptoms appear, a patient’s condition typically declines steadily over the next few years. Typical symptoms include shortness of breath, fatigue, swelling in the extremities or an irregular heartbeat. As the disease progresses, patients become increasingly debilitated and experience persistent shortness of breath, even at rest. Diastolic function, or the heart’s ability to relax and fill with blood, is also impaired because the heart is expanded. The dilated left ventricle is itself deprived of an adequate supply of oxygen that may contribute to fibrosis and the risk of dangerous heart rhythm disturbances. In addition, whether or not symptoms have appeared, patients with dilated cardiomyopathy are at risk of sudden cardiac death.

Current Standard of Care for Patients with Dilated Cardiomyopathy

DCM patients are typically prescribed one or more drugs indicated for the treatment of systolic heart failure generally, such as diuretics, beta blockers, angiotensin receptor-neprilysin inhibitors, angiotensin converting enzyme inhibitors and aldosterone antagonists. By treating various signs and symptoms of heart disease and addressing some of the compensatory mechanisms described above, these drugs may reduce overall morbidity and mortality; however, none of the treatments address the underlying cause of disease or eliminate disease progression. Surgical or interventional options available to DCM patients include use of an implantable cardioverter-defibrillator, a biventricular pacemaker, and in refractory patients, a left ventricular assist device and cardiac transplant.

MYK-491 Clinical Development

We are currently enrolling a Phase 2a multiple-ascending dose study to assess the safety of MYK-491 when dosed chronically to steady state and establish proof-of-concept. Up to 40 DCM patients with stable heart failure will be randomized to receive either MYK-491 or placebo for one week, during which time patients will be monitored to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of MYK-491. We anticipate reporting data from the Phase 2a study in the fourth quarter of 2019. All of our clinical studies of MYK-491 rely on the use of non-invasive biomarkers to evaluate left ventricular contractility to establish early proof of mechanism.

Our Phase 1 clinical development program for MYK-491 principally evaluated the safety and tolerability of MYK-491 in healthy human subjects and DCM patients. In DCM patients with stable heart failure, administration of MYK-491 resulted in approximately 10 percent relative increases from baseline in cardiac contractility across multiple echocardiographic measures, including stroke volume, left ventricular ejection fraction and fractional shortening. In increasing the heart’s contractility, MYK-491 did not appear to meaningfully change duration of the contraction or the heart’s ability to relax and fill with oxygenated blood. Systolic ejection time (SET), a measure of the time it takes to eject blood from the left ventricle, showed a modest increase and the impact of MYK-491 on left ventricular filling was minor across multiple measures of diastolic function. Overall, these data were consistent with results previously reported from the single-ascending dose trial of MYK-491 in healthy volunteers.

MYK-491 was generally well tolerated across the range of oral doses tested in our first-in-human, Phase 1 clinical trial in healthy volunteers. Adverse events observed were benign and transient. Results from our Phase 1a and Phase 1b studies served to inform the starting dose for the Phase 2a study.

ACT-1 for Genetic DCM

ACT-1 is our preclinical activator program targeting genetic DCM due to sarcomeric mutations and impaired calcium regulation. In preclinical models, our ACT-1 prototype molecules successfully increase contractility without prolonging SET and with minimal impact on relaxation. We are able to test ACT-1 in genetic animal models, which we believe will provide us with an opportunity to establish evidence of disease modification in longitudinal studies. We currently anticipate advancing our first ACT-1 program compound into clinical development in late 2020 or early 2021.

Emerging Research in Diseases of Diastolic Dysfunction

Diseases of diastolic dysfunction account for approximately half of all heart failure, affecting an estimated two million to three million people in the United States alone. There are currently no treatments available that have shown benefit to HFpEF patient outcomes. We believe that a therapy capable of improving left ventricular relaxation and increasing the ability for the heart to fill with blood between beats would have profound impact on patients’ lives.

We have generated a growing body of preclinical and clinical data indicating that mavacamten positively impacts diastolic relaxation. We initially observed that mavacamten increased left ventricular compliance, or the ability of the left ventricle to relax and fill with blood, in a preclinical comparison of mavacamten and the beta blocker metoprolol in healthy canines and again in a genetic mini-pig model of nHCM. In both animal models, end-diastolic pressure was reduced and the ability of the left ventricle to fill improved. Data from the PIONEER-HCM Phase 2 clinical trial looking at echocardiographic measures of diastolic function also demonstrated reductions in left ventricular filling pressure and increases in filling volume.

As we have learned more about mavacamten’s effects on diastolic relaxation, we have been able to apply that knowledge to our clinical and discovery research efforts. The initial observations of mavacamten’s potential diastolic effects informed the MAVERICK-HCM clinical trial, as impaired relaxation is thought to be the driving factor in nHCM symptoms. We anticipate that data from this study will provide us with valuable information on the future development of mavacamten, MYK-224 and the LUS-1 program in diseases of diastolic dysfunction.

Our LUS-1 discovery-stage program is identifying novel therapeutics that target diastolic relaxation without reducing the force of contraction. In preclinical studies of LUS-1 molecules, we have observed improved compliance without a loss of stroke volume. We currently anticipate advancing our first LUS-1 program compound into clinical development in 2021 or 2022.

Additional Potential Extensions of our Platform

Beyond HCM and genetic DCM, we are researching defects caused by mutations in proteins that result in other heritable cardiomyopathies and conditions caused by abnormalities in cardiac muscle contraction, such as restrictive cardiomyopathy and left ventricular non-compaction in order to generate precision therapies for those diseases. We believe that the fundamental mechanisms we are targeting in the heart may have applicability in the broader heart failure population. The chemistries we develop to target various components of the sarcomere may also be applicable to skeletal disorders where we can define a parallel linkage between disease-causing mutations in non-cardiac muscle proteins and their resulting biomechanical defects.

Commercial Rights to Our Portfolio

We have discovered all of the compounds in our pipeline internally and retain global development and commercialization rights to all of our programs. We believe consolidated control over our entire portfolio will allow us to make strategic decisions about how we advance each of our therapeutic candidates in alignment with our precision medicine approach. We may enter into strategic alliances in the future for certain programs where the potential therapeutic indications do not align with our precision medicines strategy or for specific therapeutic indications or geographic territories.

In August 2014, we entered into a license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., for the research, development and potential commercialization of pharmaceutical products for the treatment, prevention and diagnosis of HCM and DCM, as well as potential additional indications. On December 31, 2018, Sanofi notified us that they intend to terminate the agreement with respect to the HCM-1 program and acknowledged that the agreement was deemed to be terminated as of that date with respect to all other programs.  As a result of the notification, Sanofi’s reimbursement of certain of our research and development costs will terminate effective March 31, 2019 for MYK-224 and June 30, 2019 for mavacamten. The agreement covered three main research programs: HCM-1 (mavacamten and MYK-224), HCM-2, and DCM-1 (MYK-491). Under the agreement, we retained rights to develop and commercialize mavacamten, MYK-224 and HCM-2 in the United States, as well as the option to co-commercialize MYK-491 in the United States. Sanofi was granted worldwide rights to commercialize MYK-491 and regulatory and commercialization rights outside the United States for the two HCM programs. Over the course of the collaboration, we have received the following from Sanofi:

(i)

$105.0 million in cash as upfront, milestone and continuation payments, in exchange for royalty-based license fees in the event of commercialization of these programs, which rights continue post-termination;

(ii)	$48.3 million in cash, in exchange for issuances of our common stock, net of offering costs and underwriting fees;
(iii)	$43.4 million in cash, as reimbursement for certain research and development costs under the Registration Program Plan and pre-Proof of Concept terms of the agreement; and

(iv)    $45.0 million of in-kind research and development support.

Under the terms of the Collaboration Agreement, the Collaboration Agreement was deemed terminated with respect to programs other than the HCM-1 Program on December 31, 2018, and on that date Sanofi also notified us that they did not intend to continue the collaboration with respect to the HCM-1 Program. As a result, the agreement has been terminated in its entirety except for Sanofi’s continuing rights to receive royalties in the event of commercialization of the HCM-1 Program in the United States. The events leading up to the termination included our belief and discussion with Sanofi that it is critical to our strategy to maintain control of the U.S. commercial rights for mavacamten, as well our desire not to grant additional rights in expanded indications. We believe the termination of our collaboration agreement with Sanofi does not impact our program development timelines. Sanofi will remain eligible to receive royalties associated with any potential HCM-1 products that will range from mid-single to low-double digits in the United States. We have no royalty obligations to Sanofi for sales outside the United States.

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

As for the pharmaceutical products we develop and commercialize, as a normal course of business, we intend to pursue composition-of-matter patents, where possible, and dosage and formulation patents, as well as manufacturing patents and method-of-use patents on novel indications for known compounds. We also seek patent protection with respect to novel biological discoveries, including new diagnostic methods and targets. We may also pursue patents with respect to our proprietary screening and drug development processes and technology. We may also seek patent protection, either alone or jointly with our collaborators, as our collaboration agreements may dictate.

Our patent estate includes five issued U.S. patents, three U.S. pending patent applications, one pending Patent Cooperation Treaty, or PCT, application, over 65 foreign patent applications and patents, all of which are exclusively owned by us, and some of which have claims relating to all of our current clinical-stage drug candidates. With respect to our lead drug candidates in the HCM program, we exclusively own two issued U.S. patents, one pending U.S. patent application, and over 35 foreign patent applications and patents relating to the chemical composition of mavacamten and use thereof.

Individual patents extend for varying periods depending on the date of filing of the patent application and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for twenty years from the earliest effective filing date of the utility patent application. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest effective filing date of the utility patent application. Our currently issued U.S. patents with respect to mavacamten are expected to expire in 2034, not including any extensions due to patent restoration or regulatory exclusivities. However, the actual protection afforded by a patent varies on a product by product basis, from country to country, and depends upon many factors, including, but not limited to, the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Furthermore, the patent positions of biotechnology and some pharmaceutical products and processes like those we may develop and commercialize are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in such patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries can diminish our ability to protect our inventions and enforce our intellectual property rights and more generally could affect the value of intellectual property. Accordingly, we cannot predict the breadth of claims that may be granted or enforced in our patents or in third-party patents. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to maintain and solidify our proprietary position for our drugs and technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of the patent applications that we may file or license from third parties will result in the issuance of any patents. The issued patents that we own or may receive in the future may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize similar drugs or duplicate our technology, business model or strategy without infringing our patents or due to compulsory licensing regulations.

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

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require in order to develop or commercialize our future drugs may have a material adverse impact on us.

In addition, substantial scientific and commercial research has been conducted for many years in the areas in which we have focused our development efforts, which has resulted in third parties having a number of issued patents and pending patent applications. Patent applications in the United States and elsewhere are published only after eighteen months from the priority date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Additionally, failure to uncover third party rights of interest may inadvertently occur due to many factors, which include but are not limited to, the scope of the diligence conducted, human error or third-party omission.  Therefore, patent applications relating to drugs similar to mavacamten, MYK-491 and any future drugs, discoveries or technologies and their uses thereof may exist without our knowledge.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We use third-party contract manufacturing organizations (“CMOs”) for all of our requirements of raw materials, drug substance and drug product for our preclinical research and our ongoing clinical trials of mavacamten and MYK-491, and in 2019 will depend solely upon our CMOs due to the termination of our collaboration agreement with Sanofi. We have not entered into long-term agreements with our current CMOs. We intend to continue to rely on CMOs and may seek to enter into arrangements with strategic partners for later-stage development and commercialization of mavacamten and MYK-491, as well as the development and commercialization of any other product candidates that we may identify. Although we currently rely on CMOs, we have personnel and third-party consultants with extensive manufacturing experience to oversee the manufacturing relationships and activities.

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

Drug product formulation development for mavacamten and MYK-491 is in progress. We have contracted with a third-party manufacturer capable of both formulation development and drug product manufacturing through early commercialization for mavacamten. We may identify other drug product manufacturers in the future to add additional capacity and redundancy to our supply chain. In our SAD clinical trials of mavacamten, we utilized a suspension formulation. We have developed and manufactured multiple strengths of an immediate release tablet for use in the MAD and other early stage trials (including PIONEER-HCM) trial. For future development and commercialization, we have developed a refined capsule formulation and may develop alternate formulations for the adolescent and children/infant populations. We also employed a suspension formulation for the healthy volunteers SAD study of MYK-491, which we are utilizing in the MAD study as well. We have also developed an immediate release tablet formulation for the proof-of-concept studies in patients. For future MYK-491 development and commercialization, we intend to develop a refined tablet formulation and may develop alternate formulations for the adolescent and children and infant populations.

Sales and Marketing

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

In the field of heart failure drug development, our principal competitors include Amgen Inc., Bayer AG, Bristol-Myers Squibb Company, C.H. Boehringer Sohn AG & Co. KG, Novartis AG and Takeda Pharmaceutical Company Limited. Specific to our initial drug discovery and development focus areas, it is believed that Cytokinetics, Inc. has ongoing programs in HCM and that Array BioPharma Inc., Novartis AG, and Zensun (Shanghai) Sci. & Tech. Co., Ltd. have ongoing programs in DCM. Additionally, there may be other companies pursuing therapeutic candidates from which we face current or future competition.

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

A number of different regulatory agencies may have regulatory oversight, depending on the product at issue, and the type and stage of activity. In the United States, these include the FDA, the Drug Enforcement Administration, or DEA, the Centers for Medicare and Medicaid Services, or CMS, other federal agencies, state boards of pharmacy, state-controlled substance agencies and more.

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

The development, testing and approval process requires substantial time, effort and financial resources and bears significant, inherent risk that the individual products will not exhibit the relevant safety, effectiveness, or quality characteristics. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. Approval in one country does not assure that a product will be approved in another country. We cannot be certain that any approvals for our product candidates will be granted on a timely basis, or with the specific terms that we desire, if at all.

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Progress reports related to clinical trials must be submitted at least annually to the FDA and participating IRBs, and other governing authorities. More frequent IND safety reports must be submitted to the FDA and other governing health authorities and to investigators for serious and unexpected suspected adverse events, findings from animal or in vitro testing or other studies that suggest a significant risk to humans exposed to the drug, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Clinical trials may not be completed successfully within a specified period, if at all. The FDA or other governing authorities or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that human subjects are being exposed to an unacceptable health risk or that the investigational product apparently lacks efficacy. Similarly, an IRB or EC can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with applicable requirements or if the drug candidate has been associated with unexpected serious harm to healthy volunteers or patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data monitoring committee, or DMC. The DMC reviews safety information and provides recommendations to the sponsor for whether a trial may move forward at designated check points based on access to certain data from the study. As the sponsor, we may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

At times during the development of a new drug product, sponsors are given opportunities to meet with the FDA. This commonly occurs prior to submission of an IND, at the end of Phase 2 trials, and before an NDA is submitted. Meetings at other times may also be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Concurrent with clinical trials, companies usually complete additional animal studies and develop additional information about the chemistry and physical characteristics of the drug candidate and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate, and the manufacturer must develop methods for confirming the identity, quality, purity and potency of the final products. Additionally, appropriate packaging must be selected and tested, and stability trials must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life and distribution pathway.

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

The cost of preparing and submitting an NDA is substantial. Under federal law, NDAs are subject to substantial application user fees and the sponsor of an approved NDA is also subject to an annual prescription drug product program fees. Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, the user fee for each NDA application requiring clinical data is $2,588,478. For fiscal year 2018, PDUFA also imposes an annual prescription drug product program fee of $309,915. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its active pharmaceutical ingredient will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter identifies deficiencies that may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

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

Post-Approval Requirements

Any products for which we may receive future FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting and analysis of adverse experiences with the product, providing the FDA with updated safety, efficacy and quality information, product sampling and distribution requirements, maintaining up-to-date labels, warnings, and contraindications, and complying with promotion and advertising requirements. Products may be promoted only for the approved indications and in accordance with the approved label; products cannot be promoted for unapproved, or off-label, uses, although physicians may prescribe drugs for off-label uses in accordance with the practice of medicine. Manufacturers must continue to comply with GMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to manufacturing processes often require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Manufacturers and other entities involved in the manufacturing and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic inspections for compliance with cGMP and other laws. FDA and state inspections may identify compliance issues at manufacturing that may disrupt production or distribution or may require substantial resources to correct.

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

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term to be extended up to five years as compensation for patent term effectively lost due to the FDA’s pre-market approval requirements. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension. Extensions are not granted as a matter of right and the extension must be applied for prior to expiration of the patent and within a 60-day period from the date the product is first approved for commercial marketing. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Where a product contains multiple active ingredients, if any one active ingredient has not been previously approved, it can form the basis of an extension of patent term provided the patent claims that ingredient or the combination.

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

Pharmaceutical Coverage, Pricing, and Reimbursement

United States

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we obtain regulatory approval. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of any products for which we receive regulatory approval for commercial sale will therefore depend, in part, on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations.

Even if the FDA approves NDAs for our drug candidates, sales of our products will depend, in part, on the availability of coverage and reimbursement by third-party payors, such as government health programs, commercial or private insurance, and managed care organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for new products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular product or service does not ensure that other payors will also provide coverage for the product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

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

In some countries, such as Germany, commercial sales of a product can begin while the reimbursement rate that a company will receive in future periods is under discussion. In other countries, a company must complete the reimbursement discussions prior to the commencement of commercial sales of the pharmaceutical product. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of drugs for which their national health insurance systems provide reimbursement and to control the prices of drugs for human use. A member state may approve a specific price for the drug or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug on the market. Recently, many countries in the European Union have increased the number of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

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

•

As part of efforts to further transparency of payments made by pharmaceutical companies to physicians, ACA required manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers were required to begin reporting this information to CMS beginning in 2014. Annual reporting is required, and records of payments are publicly available for review on the CMS website.

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

Anti-Kickback Laws

U.S. federal laws, including the federal Anti-Kickback Statute, prohibit fraud and abuse involving state and federal healthcare programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various federal agencies, including CMS, the Department of Justice, and the Office of Inspector General for the United States Department of Health and Human Services, or HHS, and various state agencies. These anti-kickback laws prohibit, among other things, any person from knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program. Remuneration is broadly defined to include anything of value, such as cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies, or equipment. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. The anti-kickback laws are broad and prohibit many arrangements and practices that are lawful in businesses outside of the healthcare industry. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation.

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

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. By way of example, in the United States, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for outpatient drug purchases by those covered by Medicare under a new Part D and introduced a new reimbursement methodology based on average sales prices for Medicare Part B physician-administered drugs. As a result of this legislation and the expansion of federal coverage of drug products, there is additional pressure to contain and reduce costs. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. These cost reduction initiatives and other provisions of the MMA could decrease the coverage and reimbursement that we receive for any approved products and could seriously harm our business.

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

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. The 2017 Tax Reform Act includes a provision repealing the individual mandate, effective January 1, 2019. Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse the insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well.  The

Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal.

Thus, there may be further action to repeal, replace, or modify the ACA. While any further legislative and regulatory changes will likely take time to develop and may or may not have an impact on the regulatory regime to which we are subject, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

Employees

As of December 31, 2018, we had 165 full-time employees. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

We currently lease and occupy approximately 70,500 square feet of office and lab space in three separate facilities in South San Francisco, California. We lease 34,400 square feet of office space in South San Francisco, California under a lease that expires in January 2020.  We lease an additional 14,000 square feet in South San Francisco, California. In October 2018, we entered into a 15-month lease for 22,100 of office space in South San Francisco, which we occupied in February 2019.

In September 2018, we entered into a lease agreement to serve as our single headquarters beginning early 2020 in Brisbane, California, encompassing 129,800 square feet of office and laboratory space.

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

Corporate Information

We were incorporated in the state of Delaware in 2012. Our principal executive offices are located at 333 Allerton Avenue, South San Francisco, CA 94080, and our telephone number is (650) 741-0900. Our website address is www.myokardia.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report on Form 10-K.

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

We qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, through December 31, 2018. As an emerging growth company, we took advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies.

Information About Segments and Geographic Areas

In accordance with The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, we have determined that we operate and manage our business as one reportable and operating segment. Decisions regarding our overall operating performance and allocation of our resources are assessed on a consolidated basis. Our operations and assets are predominantly located in the United States.

Available Information

We post our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any exhibits or amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on the Investors & Media section of our public website (www.myokardia.com, accessible to you free of charge,) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. The contents of these websites are not incorporated into this Annual Report on Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

Our initial product candidates, mavacamten and MYK-491, are in various stages of clinical testing and we must successfully complete our ongoing clinical trials and conduct significant additional clinical trials for MYK-491 before we can seek the regulatory approvals necessary to begin commercial sales of these or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our net loss for the years ended December 31, 2018 and 2017 was $67.7 million and $57.0 million, respectively. As of December 31, 2018, we had an accumulated deficit of $202.6 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

As of December 31, 2018, our cash and cash equivalents, including short and long-term investments, totaled $394.8 million. We intend to use our cash and cash equivalents to fund the advancement of our mavacamten clinical development program, including our ongoing Phase 3 clinical trial in symptomatic oHCM patients, our ongoing Phase 2 trial in symptomatic nHCM patients and our planned additional clinical trials of mavacamten, the progression of MYK-491 through clinical proof-of-concept, our ongoing preclinical, discovery and research programs and the expansion of our platform, as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, mavacamten, or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

•	the costs of preparing to manufacture mavacamten on a commercial scale, and to manufacture MYK-491 for further clinical development;
•	the costs of commercialization activities if mavacamten or any future product candidate is approved, including the formation of a sales force;
•	the degree and rate of market acceptance of any products launched by us or our partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need and ability to hire additional personnel;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”). A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new standard and its amendments were effective January 1, 2018, and was implemented utilizing the full retrospective method, which requires revision of financial results for all periods presented. As a result, all consolidated results of operations and consolidated balance sheets were revised in the Company’s Form 10-K for the years ended December 31, 2017 and 2016. See “Note 2 – Summary of Significant Accounting Policies” for additional discussion of the accounting changes.

Risks Related to Our Precision Medicine Platform and the Discovery and Development of Our Product Candidates

The precision medicine approach we are taking to discover and develop drugs for diseases of systolic or diastolic dysfunction is novel and may never lead to marketable products.

We have concentrated our therapeutic product research and development efforts on the application of precision medicine to the treatment of heritable cardiovascular diseases, and our future success depends on the successful development of products based on our precision medicine platform and the continued development of this platform. We believe we are the first company to apply precision medicine to the treatment of cardiovascular disease, and neither we nor any other company has received regulatory approval to market therapeutics specifically targeting any form of heart failure or heritable cardiomyopathy. The scientific discoveries that form the basis for our efforts to discover and develop product candidates are novel, and the scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. If we do not successfully develop and commercialize product candidates based upon our technological approach, we will not become profitable and the value of our common stock may decline.

Further, our focus solely on precision medicine for the development of drugs for diseases of cardiac muscle contraction as opposed to multiple, more proven technologies for drug development increases the risks associated with the ownership of our common stock. If we are not successful in developing any product candidates using our precision medicine platform, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to identify and implement successfully an alternative product development strategy, which would materially and adversely affect our business, financial condition and results of operations.

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

We have invested a significant portion of our efforts and financial resources in the identification of our initial product candidates, mavacamten for the treatment of hypertrophic cardiomyopathy (“HCM”) and MYK-491 for the treatment of dilated cardiomyopathy (“DCM”). We are currently evaluating mavacamten and MYK-491 in clinical trials, and, if these product candidates fail to demonstrate safety or efficacy in their respective target indications to the satisfaction of the FDA or other comparable regulatory authorities, we will need to identify and rely on other product candidates or target indications, or both, for clinical development. All of our other programs are still in discovery or preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for years, if ever, will depend heavily on the successful development and eventual commercialization of mavacamten, MYK-491 or other product candidates that we may identify from our precision medicine platform.

The success of mavacamten, MYK-491 and any other product candidates that we discover and develop will depend on many factors, including the following:

•

timely and successful initiation of, enrollment in, and completion of, clinical trials, including our Phase 2 and Phase 3 clinical trials of mavacamten in HCM, our Phase 2a clinical trial of MYK-491 in DCM and any additional clinical trials of these product candidates;

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

In particular, each of the conditions in which we plan to evaluate our current product candidates is a rare genetic disorder or segmented patient population with limited patient pools from which to draw for clinical trials. To date, the HCM and DCM patient populations have not been extensively evaluated in clinical trials. As a result, enrollment in our ongoing and planned clinical trials is difficult to predict and may take longer or cost more than we anticipate.

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

Risks Related to Our Reliance on Third Parties

Since the inception of our collaboration arrangement with Sanofi in August of 2014 and through December 31, 2018 we have been substantially dependent upon Sanofi for the development and eventual commercialization of mavacamten, MYK-224, MYK-491 and any product candidates from our HCM-2 program. As a result of the termination of the arrangement, we may be unable to commercialize certain product candidates.

We have depended upon our license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A., which we refer to as the Collaboration Agreement, for financial and scientific resources related to the clinical development and commercialization of product candidates under our mavacamten, MYK-224, MYK-491 and HCM-2 programs and for the manufacturing of MYK-491. On December 31, 2018, Sanofi notified us that they intend to terminate the collaboration and as a result, reimbursement for our research and development collaboration on mavacamten and MYK-224 ends in the first half of 2019. In addition, Sanofi did not elect to continue with the MYK-491 and HCM-2 programs, and the collaboration with respect to such programs was deemed terminated as of December 31, 2018.

As a result of the termination, any or all of the following are likely to occur:

•	the development of our product candidates subject to the Collaboration Agreement could be significantly delayed;
•

our cash expenditures will increase significantly if it is necessary for us to hire additional employees and allocate internal resources to the development and commercialization of product candidates that were previously funded, or expected to be funded, by Sanofi;

•	we will bear all of the risks and costs related to the further development and commercialization of product candidates that were previously the subject of the Collaboration Agreement;
•	in order to fund further development and commercialization, we may need to seek out and establish alternative strategic collaborations with third-party partners, which may not be possible; or
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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for the commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for mavacamten for our clinical trials from third-party manufacturers, and we intend to rely on third-party manufacturers for our planned Phase 2 and Phase 3 clinical development activities for mavacamten and for our Phase 2 clinical trials of MYK-491. Up until the collaboration agreement termination on December 31, 2018, we were relying on Sanofi for our MYK-491 supply.  We do not have a long-term supply agreement with the third-party manufacturers, and we purchase our required drug supply on a purchase order basis. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. We are currently transitioning the supply of MYK-491 away from Sanofi to another manufacturer and may encounter delays in doing so.

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

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary products and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and medicines that are important to our business, by pursuing the grant of patents from those applications around the world, and by taking steps to defend those patents if challenged by third parties.  It is not uncommon in the pharmaceutical industry for patents covering successful drugs to be challenged for invalidity by third parties before or after grant of such patents by a patent office (e.g., by a pre- or post-grant proceeding in a patent office or a court action). To date, we own three issued United States patents that cover our proprietary technology or product candidates. We cannot be certain that we will secure any additional rights to any issued patents with claims that cover any of our proprietary technology or product candidates.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection on or due to the public disclosures of others or ourselves. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and medicines, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. With respect to our proprietary scientific insights, screening assays and manufacturing processes, we consider trade secrets and know-how to be our primary intellectual property. Trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our precision medicine platform, these trade secrets and know-how will over time be acquired within the industry through independent development, the publication of journal articles describing methodologies and insights, and the movement of personnel skilled in the art into the pharmaceutical and biotechnology industry.

We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets, and discovery to aid in proving trade secret misappropriation may limited in many foreign countries. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we may have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position could be harmed.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including court actions for patent infringement or nullification, pre- and post-grant proceedings before the U.S. Patent and Trademark Office, and corresponding proceedings in foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block or delay our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.

Parties making claims against us may also obtain injunctive or other equitable relief, which could effectively block or delay our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and could be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may be required to take a number of steps, including but not limited to, paying substantial damages, including treble damages and attorneys’ fees for willful infringement, paying lost profits or royalties, redesigning our infringing products or manufacturing process, obtaining one or more licenses from third parties for activities going forward, which may be impossible or require substantial time and monetary expenditure.

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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue for many reasons, including but not limited to, a determination that our patents do not cover the technology in question. Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors or collaborators. An adverse result in any litigation or patent office proceeding could put one or more of our patents at risk, for example, of being invalidated, deemed unenforceable or interpreted narrowly or could put our patent applications at risk of not issuing.

An unfavorable outcome could require us to cease using a technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of our patents and patent applications may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, these perceptions could have a material adverse effect on the price of our common stock.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that third parties, including but not limited to, former employees and collaborators, have an ownership interest in our patents or other intellectual property. In the future, we may have ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as the exclusive ownership of, or the right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation or arbitration could result in substantial costs and be a distraction to management and other employees.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court.

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates or the use or manufacture thereof, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including utility, written description, novelty, non-obviousness or enablement. Additionally, in the United States, a patent can be deemed unenforceable if someone connected with the prosecution of a patent application intentionally withheld materially relevant information from the U.S. Patent and Trademark Office (USPTO), or intentionally mislead the USPTO during prosecution. Third party challenges to the validity and/or enforceability of a patent can occur in courts in the United States or abroad, or in pre- or post-grant proceedings in some foreign patent offices (e.g., but not limited to re-examination, post grant review, inter parties review, or opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability of one of our patents for a product candidate, this could substantially affect our ability to protect that product candidate in the country in which the patent issued. Such a loss of patent protection could have a material adverse impact on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages and suffering reputational harm, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Risks Related to Commercialization and the Market for Our Product Candidates

If the market opportunities for our product candidates are smaller than we believe they are or if we are unable to market our products to expanded patient populations, our revenues may be adversely affected and our business may suffer.

We focus our research and product development efforts on treatments for cardiac muscle contraction and our targeted indications are rare genetic diseases. In particular, we estimate that approximately 630,000 people in the United States have a form of HCM, and that approximately 360,000 people in the United States have a form of genetic DCM. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates derived from primary research with physicians and payors, analysis of medical journals and peer-reviewed literature, the work of third-party consultants and other publicly- or non-publicly-available data sources. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of our targeted disease indications. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products, and new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Additionally, because the target patient populations of our product candidates are small, we must be able to successfully identify patients and achieve a significant market share to achieve or maintain profitability and growth. .

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries may put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

Risks Related to Our Business and Industry

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

Healthcare legislative changes may have a material adverse effect on our business and results of operations.

In the United States, the EU, and other foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, ACA changes the way healthcare is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical and biotechnology industries. ACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic products, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. The required discount was increased to 70% on January 1, 2019 pursuant to subsequent legislation.

The new presidential administration has indicated that enacting change to the ACA is a legislative priority and has alternatively discussed repealing and replacing the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA.  The 2017 Tax Reform Act includes a provision repealing the individual mandate, effective January 1, 2019.  Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse the insurers under the ACA.  Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, or executive challenges. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year or pay a penalty, which is commonly known as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year or pay a penalty, which is commonly known as the “individual mandate” has been eliminated effective January 1, 2019.  On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well.  The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal.

On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

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

As of December 31, 2018, we had 165 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including most recently from December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

As of February 25, 2019, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 46.6% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

As a public company, and particularly because we are no longer an emerging growth company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting with our Annual Report on Form 10-K for each fiscal year and to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are and will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In September 2014, we leased approximately 34,400 square feet of office and lab space at our 333 Allerton Avenue, South San Francisco, California location, which serves as our corporate headquarters, under a lease that expires in January 2020. In October 2017, we entered into a 25-month sublease agreement for approximately 8,000 square feet of office and lab space in a separate South San Francisco, California location and in January 2018, we expanded our office and laboratory space at that same location in South San Francisco by approximately 6,000 square feet. In October 2018, we entered into a 15-month lease at a new South San Francisco location for approximately 22,100 square feet of office and lab space. In September 2018, we entered into a 10-year lease for approximately 129,800 square feet of office and lab space, which will commence upon occupancy which is currently planned for January 2020. We believe that our existing facility leases and other available properties will be sufficient for our needs for the foreseeable future.

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

HOLDERS OF COMMON STOCK

As of February 25, 2019, we had 40,319,855 shares of common stock outstanding held by approximately 24 stockholders of record. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Assumed $100 investment in stock or index	Ticker	October 29, 2015	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
MyoKardia, Inc. (MYOK)	MYOK	$100	$132	$117	$380	$441
NASDAQ Composite (^IXIC)	IXIC	$100	$99	$106	$136	$131
NASDAQ Biotechnology (^NBI)	NBI	$100	$102	$80	$97	$88

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(in thousands, except per share amounts)
October 1, 2018 through October 31, 2018	—	$—	—	—
November 1, 2018 through November 30, 2018	997	1.51	—	—
December 1, 2018 through December 31, 2018	—	—	—	—
Total	997	$1.51	—	—

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

	Year Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016	2015	2014

		As Revised (1)
Consolidated Statement of Operations Data:
Collaboration and license revenue	$33,558	$11,442	$41,971	$14,199	$5,916
Operating expenses:
Research and development	68,774	48,136	36,215	28,393	18,296
General and administrative	38,435	21,973	16,289	9,019	4,838
Total operating expenses	107,209	70,109	52,504	37,412	23,134
Loss from operations	(73,651)	(58,667)	(10,533)	(23,213)	(17,218)
Interest and other income (loss), net	5,953	1,657	153	(47)	2
Change in fair value of redeemable convertible preferred stock call option liability	—	—	—	314	387
Net loss	(67,698)	(57,010)	(10,380)	(22,946)	(16,829)
Cumulative dividend relating to redeemable convertible preferred stock	—	—	—	(5,151)	(2,864)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(98)	(158)
Net loss attributable to common stockholders	$(67,698)	$(57,010)	$(10,380)	$(28,195)	$(19,851)
Net loss per share attributable to common stockholders, basic and diluted	$(1.76)	$(1.74)	$(0.38)	$(4.48)	$(11.30)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	38,386,906	32,832,514	27,475,792	6,292,800	1,756,900

(1) The Company adopted ASC 606 “Revenue from Contracts with Customers” on January 1, 2018 and has revised the consolidated statement of operations data for the years ended December 31, 2017 and 2016 to reflect the adoption as of January 1, 2016. The consolidated statement of operation data for the years ended December 31, 2015 and 2014 has not been revised for the adoption of ASC 606.

	As of December 31,
(In thousands)	2018	2017	2016	2015	2014

		As Revised
Consolidated Balance Sheet Data:
Cash and cash equivalents	$246,122	$224,571	$135,797	$112,265	$43,648
Working capital (1)	282,769	207,463	142,215	91,572	26,348
Total assets	407,253	282,808	201,306	116,580	46,889
Accumulated deficit (1)	(202,553)	(134,855)	(77,837)	(64,685)	(36,906)
Total stockholders’ equity (deficit) (1)	370,567	230,676	145,382	93,873	(36,906)

(1) The Company adopted ASC 606 “Revenue from Contracts with Customers” on January 1, 2018 and has revised certain consolidated balance sheet data as of December 31, 2017 and 2016 to reflect the adoption as of January 1, 2016. The consolidated balance sheet data as of December 31, 2015 and 2014 has not been revised for the adoption of ASC 606.

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

Overview

We are a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. Our goal is to be the world’s leading precision cardiovascular medicine company.  Precision medicine involves discovering and developing therapies that integrate clinical and molecular information based on the biological basis of disease.  Our strategy is to identify homogenous subgroups of patients with a given cardiovascular disease, understand the causal factors underlying that subgroup’s condition, and develop targeted therapies designed to correct the common underlying defect leading to abnormal cardiac contraction or relaxation within each subgroup.

Our lead product candidate, mavacamten, is initially being developed for the treatment of the most common form of heritable cardiomyopathies, hypertrophic cardiomyopathy, or HCM.  In HCM, the walls of the heart thicken due to excessive contraction and prevent the left ventricle from expanding, resulting in a reduced pumping capacity. We are currently enrolling patients into a pivotal Phase 3 clinical trial of mavacamten, our product candidate for the treatment of symptomatic, obstructive HCM (“oHCM”). Patients from the Phase 2 clinical study of mavacamten in oHCM are currently being enrolled in an open-label extension study intended to provide data on long-term exposure to mavacamten.  Mavacamten is also being evaluated in a randomized Phase 2 clinical trial for the treatment of symptomatic non-obstructive HCM (“nHCM”).

Our second clinical-stage candidate, MYK-491, has completed two single-ascending dose Phase 1 studies, in healthy volunteers and in DCM patients with stable heart failure. Our second clinical-stage candidate, MYK-491, is currently being studied in a Phase 2a multiple-ascending dose clinical trial in patients with stable heart failure. Additionally, we are advancing multiple preclinical programs, focused on regulating or normalizing cardiac muscle contractility and relaxation.

Financial Overview

We have not generated net income from operations, and as of December 31, 2018, had an accumulated deficit of 202.6 million, primarily as a result of research and development and general and administrative expenses. To date, all our revenue has been derived from non-refundable payments under the license and collaboration agreement we entered into with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A. (“Sanofi”), in August 2014 (the “Collaboration Agreement”), and we have not yet generated any revenue from product sales. We have never been profitable and have incurred net losses in each year since our inception. We expect to incur significant and increasing losses from operations for the foreseeable future, and we can provide no assurance that we will ever generate significant revenue or profits.

Through December 31, 2018, we have financed our operations through an initial public offering (“IPO”), three follow-on public offerings, private placements of redeemable convertible preferred stock as well as funds received in connection with the Collaboration Agreement. Our equity issuances have been as follows:

•	Prior to our IPO, we received net proceeds of $93.9 million from the sale of shares of our Series A, A-1 and B redeemable convertible preferred stock.
•

In November 2015, we completed our IPO of 6,253,125 shares of common stock at an offering price of $10.00 per share, resulting in net proceeds of approximately $55.6 million, after deducting underwriting discounts, commissions and offering costs.

•

In October 2016, we completed a follow-on public offering of 4,370,000 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of approximately $61.1 million, after deducting underwriting discounts, commissions and offering costs.

•

In August 2017, the Company completed a follow-on public offering of 4,025,000 shares of common stock at an offering price of $35.50 per share, resulting in net proceeds of approximately $133.9 million, after deducting underwriting discounts, commissions and offering costs.

•

In June 2018, we completed a follow-on public offering of 3,961,147 shares of common stock at an offering price of $49.00 per share, resulting in net proceeds of approximately $181.9 million, after deducting underwriting discounts, commissions and offering costs.

In connection with the Collaboration Agreement, we have received $148.4 million from Sanofi, consisting of a $35.0 million upfront payment, a $25.0 million milestone payment for the submission of an Investigational New Drug (“IND”) application for MYK-491 with the U.S. Food and Drug Administration (the “FDA”) in November 2016, a $45.0 million continuation payment from Sanofi in January 2017 and $43.4 million in reimbursements and prepayments for research and development costs under the development portion of our Collaboration Agreement. As of December 31, 2018, we have an accumulated deficit of $202.6 million, cash and cash equivalents of $246.1 million, short-term investments of $68.6 million and long-term investments of $80.1 million.

We have no manufacturing facilities and all of our manufacturing activities are contracted out to a third party. We currently utilize third-party clinical research organizations (“CROs”) to carry out our clinical development and trials. We do not yet have a sales organization.

The research and development expenses incurred in the development and potential commercialization of mavacamten, MYK-491 and other product candidates, are shown net of $23.1 million, $7.3 and zero in Sanofi research and development credits during the years ended December 31, 2018, 2017 and 2016, respectively, as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Mavacamten, net of reimbursement	$30,012	$19,902	$17,445
MYK-491	16,583	11,286	8,288
Other	22,179	16,948	10,482
Total research and development expenses:	$68,774	$48,136	$36,215

We expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform, the development and potential commercialization of our lead compounds mavacamten, and MYK491 and the discovery, development and potential commercialization of any additional product candidates we may pursue. We will need substantial additional funding to support operating activities as we advance our lead compounds and other potential product candidates through clinical development, seek regulatory approval and proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all.

Sanofi License and Collaboration Agreement

In August 2014, we entered into the Collaboration Agreement with Sanofi, for the research, development and potential commercialization of pharmaceutical products for the treatment, prevention and diagnosis of hypertrophic and dilated cardiomyopathy, as well as potential additional indications. Under the Collaboration Agreement, we granted Sanofi royalty-bearing licenses to develop and commercialize products resulting from our lead candidate programs HCM-1, HCM-2 and DCM-1. The licenses provided Sanofi with worldwide rights in the case of DCM-1 and rights outside the United States with respect to the HCM-1 and HCM-2 programs. The terms of the Collaboration Agreement also stated that we are responsible for conducting research and development activities through early human efficacy studies for all three programs, except for specified research activities to be conducted by Sanofi. We were also entitled to receive tiered royalties ranging from the mid-single digits to the mid-teens on net sales of certain HCM-1, HCM-2, and DCM-1 finished products outside the United States and on net sales of certain DCM-1 finished products in the United States. Sanofi was also eligible to receive tiered royalties ranging from the mid-single digits to the low-teens on net sales of certain HCM-1 and HCM-2 finished products in the United States.

Over the course of the collaboration, we have received the following from Sanofi:

(i)   $105.0 million in cash as upfront, milestone and continuation payments, in exchange for royalty-based license fees in the event of commercialization of these programs, certain of which rights continue post-termination;

(ii)  $48.3 million in cash, in exchange for issuances of our common stock, net of offering costs and underwriting fees;

(iii) $43.4 million in cash, as reimbursement for certain research and development costs under the Registration Program Plan and pre-Proof of Concept terms of the agreement; and

(iv)  $45.0 million of in-kind research and development support.

Under the terms of the Collaboration Agreement, the agreement was deemed terminated if Sanofi did not notify us that they intended to continue to fund certain programs on or before December 31, 2018.  On that date Sanofi notified us that they did not intend to continue the collaboration with respect to the HCM-1 program and that the agreement was deemed terminated with respect to all other programs.  As a result, the agreement has been terminated in its entirety except for Sanofi’s continuing rights to royalties in the event of commercialization of the HCM-1 program.  The events leading up to the termination included our belief and discussion with Sanofi that it is critical to our strategy to maintain control of the U.S. commercial rights for mavacamten, as well our desire not to grant additional rights in expanded indications.

Components of Operating Results

Collaboration and License Revenue

Through December 31, 2018 we generated revenue from the Collaboration Agreement with Sanofi for the development and commercialization of products under the collaboration. All revenue was recognized through December 31, 2018 and no further collaboration and license revenue relating to the Collaboration Agreement remains to be recognized.

Operating Expense

Research and Development Expenses

Research and development expenses consist of salaries and benefits, including stock-based compensation, lab supplies and facility costs, and fees paid to CROs to conduct certain research and development activities on our behalf. Amounts incurred as well as portions reimbursed by Sanofi in connection with the collaboration and license agreement are also included in research and development expense. Payments made prior to the receipt of goods or services are capitalized until the goods or services are received.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and benefits, including stock-based compensation, professional fees for legal, consulting, audit and tax services, market research, rent, sales and marketing, and other general operating expenses not otherwise classified as research and development expenses.

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

Recent Accounting Pronouncements

The information required by this item is included in Note 2, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in this Form 10-K.

Revenue

We generate revenue from collaboration and license agreements for the development and commercialization of our products. Collaboration and license agreements may include non-refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. To date, we have not recognized revenue from sales of our product candidates.

We account for revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, certain collaboration arrangements and financial instruments. We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Licenses of intellectual property:   Upon the inception of a collaboration agreement, if the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, then we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of proportional performance each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone payments:  At the inception of each arrangement that includes development, regulatory or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, we consider the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, we consider the single most likely amount in a range of possible consideration amounts. Whichever method is used, it is consistently applied throughout the life of the contract; however, it is not necessary for us to use the same approach for all contracts. We generally expect to use the most likely amount method for development and regulatory milestone payments. If it is probable that a significant revenue reversal will not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or that of the licensee, such as regulatory approvals are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. We recognize revenue when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability or achievement of each such milestone and any related constraint, and if necessary, adjust its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty is allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from a collaboration arrangement.

Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Preclinical Study and Clinical Trial Accruals

Our preclinical study and clinical trial accruals are a component of research and development expenses and are based on patient enrollment and related costs at clinical investigator sites as well as on estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf.

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

Stock-Based Compensation Expense

We account for stock-based compensation arrangements with employees in accordance with ASC 718, Stock Compensation. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments including stock options. Our determination of the fair value of stock options on the date of grant utilizes the Black-Scholes option-pricing model for stock options with time-based vesting and is impacted by our common stock price as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include the expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.

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

Stock-based awards granted include time-based, performance and market-based stock options. Stock-based compensation expense for performance stock options is based on the probability of achieving certain performance criteria, as defined in the individual option grant agreement. We estimate the number of performance options ultimately expected to vest and recognize stock-based compensation expense for those options expected to vest when it becomes probable that the performance criteria will be met, and the options will vest. Stock-based compensation expense recognized for performance options with criteria considered probable of achievement was $248,000, $174,000 and $180,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

We estimated the fair value of the time-based and performance-based employee stock options using the Black-Scholes option-pricing model based on the date of grant with the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.54%-2.98%	1.92%-2.27%	1.05%-2.10%
Expected life (in years)	5.3-6.1	5.3-6.1	5.3-6.1
Volatility	69%-75%	71%-75%	71%-73%
Dividend yield	0%	0%	0%

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

Income Taxes

We provide for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized.

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

As of December 31, 2018, our total deferred tax assets were $69.1 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax attributes such as net operating losses, or NOLs, research and development credits, and orphan drug credits. Utilization of NOLs and other tax attributes may be limited by the “ownership change” rules, as defined in Section 382 and Section 383 of the Internal Revenue Code, respectively. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock in a three-year period. Similar rules may apply under state tax laws. We have determined that an ownership change occurred on April 20, 2015, in connection with our Series B redeemable convertible preferred stock financing, and on August 14, 2017, due to a subsequent stock offering. Each ownership change resulted in an annual limitation, but all NOLs and other tax attributes generated prior to the ownership changes on April 20, 2015 and August 14, 2017 can be utilized prior to expiration if we earn sufficient taxable income. Our follow-on stock offering completed in June 2018 did not result in an ownership change.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 21, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Tax Act reduced the corporate tax rate to 21% effective January 1, 2018. Consequently, we had recorded a decrease in net deferred tax assets of $14.3 million, with a corresponding adjustment to the valuation allowance of $14.3 million, for the year ended December 31, 2017. The state and foreign deferred tax effect on federal deferred tax assets has been calculated using 21% rather than the previous 34% federal tax rate. The increase in deferred tax assets during the year ended December 31, 2018 has been offset against an increase to the valuation allowance.

In December 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the year ended December 31, 2018, the Company noted no additional guidance or information that affects the provisional amounts initially recorded at zero for the transition tax and the remeasurement of the deferred tax assets for the year ended December 31, 2017. In accordance with SAB 118, we have completed accounting related to tax reform in the fourth quarter of 2018 and no adjustments were required.  We continue to monitor supplemental legislation and technical interpretations of the tax law that may cause the final impact from the Tax Act to differ from the amounts previously recorded.

We include penalties and interest expense related to income taxes as a component of other income and expense, net.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations during the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	Change
		As Revised	$	%
Collaboration and license revenue	$33,558	$11,442	$22,116	193%
Operating expenses:
Research and development, net	68,774	48,136	20,638	43%
General and administrative	38,435	21,973	16,462	75%
Total operating expenses	107,209	70,109	37,100	53%
Loss from operations	(73,651)	(58,667)	(14,984)	26%
Interest and other income, net	5,953	1,657	4,296	259%
Net loss	$(67,698)	$(57,010)	$(10,688)	19%

Collaboration and License Revenue

Collaboration and license revenue, as revised for implementation of the ASC 606 revenue standard, was $33.6 million and $11.4 million for the years ending December 31, 2018 and 2017, respectively. Revenues for the year ended December 31, 2018 and 2017 relate to cost to cost revenue recognition methodology applied to a $45.0 million continuation payment received from Sanofi in January 2017; revenues increased in proportion to the increase in research and development expenses.

Research and Development Expenses

Research and development expense was $68.8 million and $48.1 million for the years ending December 31, 2018 and 2017, respectively. The increase was primarily due to a $13.1 million increase in salary and benefits including stock-based compensation expense as a result of higher employee headcount, a $12.3 million in expenses relating to clinical trials of mavacamten and MYK-491, an $8.0 million increase in contract research and consulting, a $0.8 million increase in facility-related costs, a $0.6 million increase in office and related expenses, a $0.6 million increase in lab supply expenses, a $0.4 million increase in professional fees and a $0.6 million increase in travel and other expenses, offset by $15.8 million increase in research and development credits from Sanofi.

General and Administrative Expenses

General and administrative expense was $38.4 million and $22.0 million for years ending December 31, 2018 and 2017, respectively. The increase was primarily due to an increase of $12.5 million in salaries and benefits, including stock-based compensation expense as a result of higher employee headcount, $1.4 million in office and related expenses, $1.2 million in professional fees including accounting and finance fees, $0.6 million in sales and marketing, $0.4 million in recruiting costs and $0.3 million in facility related expenses.

Interest and Other Income, Net

Interest and other income, net was $6.0 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively, primarily due to interest earned on higher invested balances.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations during the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	Change

	As Revised		$	%
Collaboration and license revenue	$11,442	$41,971	$(30,529)	-73%
Operating expenses:
Research and development, net	48,136	36,215	11,921	33%
General and administrative	21,973	16,289	5,684	35%
Total operating expenses	70,109	52,504	17,605	34%
Loss from operations	(58,667)	(10,533)	(48,134)	457%
Interest and other income, net	1,657	153	1,504	983%
Net loss	$(57,010)	$(10,380)	$(46,630)	449%

Collaboration and License Revenue

Collaboration and license revenue, as revised for implementation of the ASC 606 revenue standard, was $11.4 million and $42.0 million for the years ending December 31, 2017 and 2016, respectively. Revenues for the year ended December 31, 2017 relate to cost to cost revenue recognition methodology applied to a $45.0 million continuation payment received from Sanofi in January 2017. Revenues for the year ended December 31, 2016 relate to cost to cost revenue recognition methodology applied to a $35.0 million continuation payment received from Sanofi in August 2014 along with a $25.0 million milestone payment for our submission of an IND for MYK-491 with the FDA. The $25.0 million was recognized in full upon the submission of the IND in 2016.

Research and Development Expenses

Research and development expense was $48.1 million and $36.2 million for the years ending December 31, 2017 and 2016, respectively. The increase was primarily due to a $7.2 million increase in expenses relating to clinical trials of mavacamten and MYK-491, a $6.7 million increase in salary and benefits including stock-based compensation as a result of higher employee headcount, a $4.2 million increase in contract research and consulting, a $1.1 million increase in higher facility-related costs and other expenses, offset by $7.3 million in RPP reimbursements from Sanofi.

General and Administrative Expenses

General and administrative expense was $22.0 million and $16.3 million for the years ending December 31, 2017 and 2016, respectively. The increase in general and administrative expenses was primarily due to an increase of $2.6 million in salaries and benefits, including stock compensation, as a result of higher employee headcount, $1.4 million in professional fees including accounting and finance fees, $0.9 million in marketing expenses, $0.6 million in recruiting costs and $0.3 million in office and related expenses.

Interest and Other Income, Net

Interest and other income, net was $1.7 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively, primarily due to interest earned on higher invested balances.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our equity securities, payments received in connection with the Collaboration Agreement, and our public offerings of common stock. As of December 31, 2018, we had cash and cash equivalents of $246.1 million, short-term investments of $68.6 million and long-term investments of $80.1 million, which we believe will be sufficient to fund our planned operations through at least the next twelve months from the date of this filing.  To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales and do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize mavacamten, MYK-491 or other product candidates. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding. On August 14, 2017, we completed a follow-on public offering of 4,025,000 shares of common stock at an offering price of $35.50 per share, resulting in net proceeds of approximately $133.9 million, after deducting underwriting discounts, commissions and offering costs. In connection with the Collaboration Agreement, we have received $115.7 million from Sanofi, consisting of a $35.0 million upfront payment, a $25.0 million milestone payment for the submission of an IND for MYK-491 with the FDA in November 2016, a $45.0 million continuation payment from Sanofi in January 2017 and $43.3 million in reimbursements and prepayments for research and development costs under a RPP for mavacamten. On March 8, 2018, we filed the 2018 Shelf Registration Statement covering the potential offering, issuance, and sale of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. In May 2018, we completed a follow-on offering under the 2018 Shelf Registration Statement pursuant to which we issued 3,750,000 shares of common stock at a price of $49.00 per share. In June 2018, we sold an additional 211,147 shares of common stock directly to the underwriters when they partially exercised their over-allotment option at the price of $49.00 per share. In the period ending June 30, 2018, we received proceeds totaling approximately $181.9 million from the offering, net of underwriting discounts and commissions and offering expenses, which includes approximately $9.7 million received due to the underwriters’ partial exercise of their over-allotment option.

We expect that our existing cash and cash equivalents will provide sufficient funds to sustain operations through at least the next 12 months from the date of this filing based on our existing business plan. However, we expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform, the development and potential commercialization of mavacamten and MYK-491, and the discovery, development and potential commercialization of any additional product candidates we may pursue. Specifically, we have incurred substantial expenses in connection with our Phase 1 and Phase 2 clinical trials of mavacamten and expect to continue to incur substantial expenses in connection with our ongoing MAVERICK-HCM Phase 2 clinical trial and EXPLORER-HCM Phase 3 clinical trial of mavacamten and any additional Phase 2 and Phase 3 clinical trials that we may conduct for mavacamten, as well as our ongoing and planned clinical development activities for MYK-491. Furthermore, if our planned Phase 2 and Phase 3 clinical trials for mavacamten are successful, or our other product candidates, including MYK-491, enter into later stage clinical trials or more advanced discovery and development stages, we will need to raise additional capital in order to further advance our product candidates towards regulatory approval.

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

We may seek funds through borrowings or additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other technologies, product candidates or programs that we would prefer to develop and commercialize ourselves.

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

Facility Leases

As of December 31, 2018, our operating leases for facilities consist of approximately 48,400 square feet of office and lab space in two facilities in South San Francisco, California, which expire in January 2010. In October 2018, we signed a noncancellable lease for an additional 22,100 square feet in South San Francisco which expires in April 2020. We took possession of the additional space in February 2019. Future minimum rental payments on the additional lease total $1.1 million in the aggregate excluding taxes and operating expenses.

In September 2018, we entered into a noncancellable operating lease for approximately 129,800 square feet of space in Brisbane, California, which is currently under construction. The date on which we will become responsible for paying rent will be the date the premises are ready for occupancy, currently anticipated to be January 2020, and the lease will expire 10 years after that date. Included in the lease is one option to extend for an additional 10-year period. Future minimum rental payments are $93.2 million in the aggregate plus taxes and operating expenses payable to the landlord. In September 2018 we provided a standby letter of credit of $1.9 million as security for its obligations under this Lease.

Future annual minimum lease payments due under the new and existing operating leases at December 31 of each year are as follows (in thousands):

	Payments due by period (1)
	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Lease obligations, net	$2,752	$14,292	$17,820	$61,444	$96,308

(1)The table above is prepared under the assumption that the Rent Commencement Date at the Brisbane Facility starts on January 1, 2020.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$(64,815)	$(9,838)	$(20,856)
Investing activities (1)	(99,848)	(37,551)	(17,143)
Financing activities	188,071	136,189	61,501
Net increase in cash, cash equivalents and restricted cash	$23,408	$88,800	$23,502

(1)

Investing activities for the years ending December 31, 2017 and 2016 have been revised to reflect the implementation of ASU 2016-18 whereby restricted cash amounts are included with cash and cash equivalents when reconciling the beginning and end of period total amounts in the statements of cash flows.

Cash Used in Operating Activities

Cash used in operating activities was $64.8 million for the year ending December 31, 2018. Cash was primarily used in our operations, which resulted in a net loss of $67.7 million, adjusted for non-cash stock-based compensation of $19.3 million and depreciation of $1.6 million.  Other changes in cash provided by operations consisted of a decrease in deferred revenue of 33.6 million, a decrease in prepaid expenses and other current assets of $2.9 million, offset by increases in prepayments from Sanofi of $8.5 million and increases in accrued liabilities of $9.1 million.

Cash used in operating activities was $9.8 million for the year ended December 31, 2017. Cash was primarily used in our operations, which resulted in a net loss of $57.0 million, as adjusted for the implementation of ASC 606.  Non-cash adjustments to loss from operations was primarily due to stock-based compensation of $6.1 million and depreciation of $1.3 million, as well as changes in other operating assets and liabilities, including a decrease of receivables from Sanofi of $44.0 million, prepayment of $4.4 million from Sanofi towards registration program costs under the mavacamten RPP and an increase in accrued liabilities of $3.0 million, offset by a decrease in deferred revenue of $11.4 million related to the continuation payment under the Sanofi Collaboration Agreement.

Cash used in operating activities in 2016 was primarily due to the use of funds in our operations that resulted in a net loss of $10.4 million, as adjusted for the implementation of ASC 606.  Non-cash adjustments to loss from operations was primarily due to stock-based compensation expense of $2.8 million and depreciation expense of $1.1 million, as well as changes in other operating assets and liabilities including an increase of receivables from our collaboration partner of $45.0 million, an increase in deferred revenue of $28.0 million and an increase in accrued liabilities of $3.3 million.

Cash Used in Investing Activities

Cash used in investing activities totaled $99.8 million for the year ending December 31, 2018 and consisted of purchases of investments of $132.5 million and purchase of lab and office equipment of $3.4 million, offset by $8.0 million and $28.0 million in sales and maturities of investments, respectively.

Cash used in investing activities was $37.6 million for the year ended December 31, 2017 and consisted of purchases of investments of $44.0 million and purchases of lab and office equipment of $1.5 million, offset by sales and maturities of investments of $8.0 million.

Cash used in investing activities was $17.1 million for the year ended December 31, 2016 and consisted of purchases of investments of $16.0 million and purchases of lab and office equipment of $1.1 million.

Cash Provided by Financing Activities

Cash provided by financing activities in the year ended December 31, 2018 totaled $188.1 million and was provided by $181.9 million in proceeds from public offering of our common stock during the year, net of issuance costs, and $6.2 million in proceeds from employee stock option and stock purchase plan exercises.

Cash provided by financing activities in the year ended December 31, 2017 was $136.2 million consisting of net proceeds of $133.9 million received from the public offering of our common stock in August 2017 and proceeds of $2.4 million from the exercise of stock options and purchases under the employee stock purchase plan.

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

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2018, we had cash, cash equivalents and short-term and long-term investments of $394.8 million, consisting of interest-bearing money market accounts and money market funds, which would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities of our cash and cash equivalents and the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash, cash equivalents or investments.

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

Our consolidated financial statements and supplementary data and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report on Form 10-K on pages F-1 through F-30.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial and accounting officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control “Internal Control - Integrated Framework” (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in its report which is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Adoption of Amended Change in Control and Severance Policy

On February 25, 2019, the Compensation Committee of our Board of Directors adopted an amended Change in Control and Severance Policy (the “Policy”). The amendments relate to the addition of non-change in control severance provisions and certain other adjustments for senior management employees, as further described below.

Pursuant to the Policy, in the event any of our named executive officers experiences an Involuntary Termination (as such term is defined in the Policy) including a Sale Event Termination (as such term is defined in the Policy), he or she will be entitled to receive the following payments and benefits, subject to his or her execution and non-revocation of a severance agreement within 60 days following the date of such termination, including a general release of claims:

Involuntary Termination Benefits

•	a lump sum cash payment equal to 9 months (or 12 months in the case of Mr. Gianakakos as our Chief Executive Officer) of the named executive officer’s then-current base salary; and
•

if the named executive officer elects to continue his or her group healthcare benefits, payment of an amount equal to the monthly employer contribution we would have made to provide the named executive officer with health insurance if he or she had remained employed by us until the earlier of (i) 9 months (or 12 months in the case of Mr. Gianakakos as our Chief Executive Officer) following the date of termination or (ii) the end of the named executive officer’s COBRA health continuation period

Sale Event Termination Benefits

•	a lump sum cash payment equal to 12 months (or 18 months in the case of Mr. Gianakakos as our Chief Executive Officer) of the named executive officer’s then-current base salary;

•	payment of the named executive officer’s target annual incentive compensation (or 1.5x in the case of Mr. Gianakakos as our Chief Executive Officer);
•

if the named executive officer elects to continue his or her group healthcare benefits, payment of an amount equal to the monthly employer contribution we would have made to provide the named executive officer with health insurance if he or she had remained employed by us until the earlier of (i) 12 months (or 18 months in the case of Mr. Gianakakos as our Chief Executive Officer) following the date of termination or (ii) the end of the named executive officer’s COBRA health continuation period; and

•

all stock options and other stock-based awards with time-based vesting conditions granted to the named executive officer will become fully exercisable and non-forfeitable as of the date of the named executive officer’s termination.

In addition, upon a Sale Event Termination, to the extent Sections 280G and 4999 of the Code are applicable, each named executive officer who is then employed with us will be entitled to receive the better treatment of: (i) payment of the full amounts set forth above to which the named executive officer is entitled or (ii) payment of such lesser amount that does not trigger excise taxes under Section 4999 of the Code.

In all other material respects, the terms of the Policy remain unchanged. The information set forth herein with respect to the Policy does not purport to be complete in scope and is qualified in its entirety by the full text of the Policy, which is being filed as Exhibit 10.12 and is incorporated into this report by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2018, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

(b) Exhibits.  See Item 15(b) below for a complete list of Exhibits to this report.

EXHIBIT INDEX

Exhibit			Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37609	3.1	November 18, 2015

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-207151	3.4	October 13, 2015

4.1	Specimen Common Stock Certificate	S-1/A	333-207151	4.1	October 19, 2015

4.2	Second Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders dated April 20, 2015	S-1	333-207151	4.2	September 28, 2015

4.3	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders dated April 20, 2015	S-1	333-207151	4.3	September 28, 2015

10.1#	2012 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-207151	10.1	September 28, 2015

10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-207151	10.2	October 19, 2015

10.3#	Employment Offer Letter Agreement, by and between the Registrant and Robert S. McDowell, Ph.D., dated June 8, 2012	S-1	333-207151	10.3	September 28, 2015

10.4#	Employment Offer Letter Agreement, by and between the Registrant and T. Anastasios Gianakakos, dated September 19, 2013	S-1	333-207151	10.4	September 28, 2015

10.5#	Employment Offer Letter Agreement, by and between the Registrant and Jacob Bauer, dated July 2, 2014	S-1	333-207151	10.5	September 28, 2015

10.6#	Employment Offer Letter Agreement, by and between the Registrant and William Fairey, dated January 5, 2019	—	—	—	Filed herewith

10.7#	Employment Offer Letter Agreement, by and between the Registrant and Joseph Lambing, Ph.D., dated February 27, 2014	S-1	333-207151	10.7	September 28, 2015

Exhibit			Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.8	Lease Agreement, by and between the Registrant and HCP LS Redwood City, LLC, dated September 15, 2014	S-1	333-207151	10.9	September 28, 2015

10.9†	License and Collaboration Agreement, by and between the Registrant and Aventis Inc., dated August 1, 2014	S-1/A	333-207151	10.10	October 27, 2015

10.10#	Form of Indemnification Agreement, by and between the Registrant and each of its directors and officers	S-1/A	333-207151	10.11	October 13, 2015

10.11#	2015 Employee Stock Purchase Plan	S-1/A	333-207151	10.14	October 19, 2015

10.12#	Change in Control and Severance Policy	—	—	—	Filed herewith

10.13#	Amended and Restated Non-Employee Director Compensation Policy	—	—	—	Filed herewith

10.14#	Senior Executive Cash Incentive Bonus Plan	8-K	001-37609	10.1	February 5, 2016

10.15#	Employment Offer Letter Agreement by and between the Registrant and June Lee, dated December 2, 2016.	8-K	001-37609	10.1	February 1, 2017

10.16#	Employment Offer Letter Agreement by and between the Registrant and Marc Semigran, dated October 28, 2016.	10-K	001-37609	10.16	March 8, 2018

10.17#	Employment Offer Letter Agreement by and between the Registrant and Cynthia Ladd, dated December 4, 2017.	10-K	001-37609	10.17	March 8, 2018

10.18	Sublease Agreement by and between the Registrant and REG Life Sciences, LLC, dated October 1, 2017.	10-K	001-37609	10.18	March 8, 2018

10.19	Amendment No. 1 to Sublease Agreement by and between the Registrant and REG Life Sciences, LLC, dated January 1, 2018.	10-Q	001-37609	10.2	May 8, 2018

10.20#	Employment Offer Letter Agreement by and between the Registrant and Taylor Harris, dated March 26, 2018.	8-K	001-37609	10.1	April 4, 2018

10.21	Lease by and between the Registrant and HCP LS Brisbane, LLC dated September 13, 2018.	10-Q	001-37609	10.1	November 8, 2018

10.22	Lease by and between the Registrant and Kashiwa Fudosan America, Inc. dated October 22, 2018.	—	—	—	Filed herewith

23.1	Consent of independent registered public accounting firm	—	—	—	Filed herewith

24.1	Power of attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

Exhibit			Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

32.1	Certification by the Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).	—	—	—	Filed herewith

32.2	Certification by the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).	—	—	—	Filed herewith

101.INS	XBRL Instance Document	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

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

None.

MYOKARDIA, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MyoKardia, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MyoKardia, Inc. and its subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 28, 2019

We have served as the Company’s auditor since 2014.

MYOKARDIA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2018	2017
		As Revised (Note 2)
Assets
Current assets
Cash and cash equivalents	$246,122	$224,571
Short-term investments	68,564	31,933
Receivable from collaboration partner	—	1,013
Prepaid expenses and other current assets	4,760	1,876
Total current assets	319,446	259,393
Property and equipment, net	5,138	3,147
Long-term investments	80,148	19,900
Restricted cash and other	2,521	368
Total assets	$407,253	$282,808
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,946	$2,301
Accrued liabilities	20,758	11,639
Prepayment from collaboration partner	12,973	4,432
Deferred revenue	—	33,558
Total current liabilities	36,677	51,930
Other long-term liabilities	9	202
Total liabilities	36,686	52,132
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at December 31, 2018 and 2017; 40,288,949 and 35,812,791 shares issued and outstanding at December 31, 2018 and 2017, respectively	4	4
Additional paid-in capital	573,183	365,719
Accumulated other comprehensive loss	(67)	(192)
Accumulated deficit	(202,553)	(134,855)
Total stockholders’ equity	370,567	230,676
Total liabilities and stockholders’ equity	$407,253	$282,808

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016

		As Revised (Note 2)
Collaboration and license revenue	$33,558	$11,442	$41,971
Operating expenses:
Research and development, net	68,774	48,136	36,215
General and administrative	38,435	21,973	16,289
Total operating expenses	107,209	70,109	52,504
Loss from operations	(73,651)	(58,667)	(10,533)
Interest and other income, net	5,953	1,657	153
Net loss	(67,698)	(57,010)	(10,380)
Other comprehensive income (loss)	125	(200)	8
Comprehensive loss	$(67,573)	$(57,210)	$(10,372)
Net loss per share, basic and diluted	$(1.76)	$(1.74)	$(0.38)
Weighted average number of shares used to compute net loss per share, basic and diluted	38,386,906	32,832,514	27,475,792

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

			Additional	Accumulated other		Total
	Common Stock		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	income/ (loss)	Deficit	Equity

					As revised (Note 2)
BALANCE—December 31, 2015	27,053,156	$3	$158,555	$—	$(64,685)	$93,873
Impact of implementation of ASC 606 using full retrospective transition method (Note 2)	—	—	—	—	$(2,772)	(2,772)
Issuance of common stock in connection with the 2016 follow- on offering, net of issuance costs of $4,441	4,370,000	—	61,110	—	—	61,110
Issuance of common stock upon the exercise of options and purchases under employee stock purchase plan	71,826	—	506	—	—	506
Repurchase of early exercised stock options	(65,984)	—	(48)	—	—	(48)
Vesting of early exercised stock options and restricted stock	—	—	272	—	—	272
Stock-based compensation	—	—	2,813	—	—	2,813
Unrealized gains, net of tax benefits	—	—	—	8	—	8
Net loss	—	—	—	—	(10,380)	(10,380)
BALANCE—December 31, 2016	31,428,998	$3	$223,208	$8	$(77,837)	$145,382
Issuance of common stock in connection with the 2017 follow-on offering, net of issuance costs of $9,025	4,025,000	1	133,861	—	—	133,862
Issuance of common stock upon the exercise of options and purchases under employee stock purchase plan	400,754	—	2,365	—	—	2,365
Repurchase of early exercised stock options	(41,961)	—	(45)	—	—	(45)
Vesting of early exercised stock options and restricted stock	—	—	184	—	—	184
Stock-based compensation	—	—	6,138	—	—	6,138
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	8	—	(8)	—
Unrealized losses, net of tax benefits	—	—	—	(200)	—	(200)
Net loss	—	—	—	—	(57,010)	(57,010)
BALANCE—December 31, 2017	35,812,791	$4	$365,719	$(192)	$(134,855)	$230,676
Issuance of common stock in connection with the 2018 follow-on offering, net of issuance costs of $12,233	3,961,147	—	181,863	—	—	181,863
Issuance of common stock upon the exercise of options and purchases under employee stock purchase plan	516,008	—	6,208	—	—	6,208
Repurchase of early exercised stock options	(997)	—	(1)	—	—	(1)
Vesting of early exercised stock options and restricted stock	—	—	53	—	—	53
Stock-based compensation	—	—	19,341	—	—	19,341
Unrealized gains, net of tax benefits	—	—	—	125	—	125
Net loss	—	—	—	—	(67,698)	(67,698)
BALANCE—December 31, 2018	40,288,949	$4	$573,183	$(67)	$(202,553)	$370,567

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016

		As Revised (Note 2)
Cash flows from operating activities:
Net loss	$(67,698)	$(57,010)	$(10,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,341	6,138	2,813
Depreciation	1,567	1,294	1,111
Amortization of premiums on investments	(279)	85	—
Loss on disposal of equipment	—	4	—
Changes in operating assets and liabilities:
Receivable from collaboration partner	1,013	43,987	(45,000)
Prepaid expenses and other current assets	(2,884)	(482)	(112)
Other long-term assets	(296)	(59)	(24)
Accounts payable	671	367	(434)
Accrued liabilities	8,945	2,968	3,250
Prepayment from collaboration partner	8,541	4,432	—
Other long-term liabilities	(178)	(120)	(109)
Deferred revenue	(33,558)	(11,442)	28,029
Net cash used in operating activities	(64,815)	(9,838)	(20,856)
Cash flow from investing activities:
Purchases of investments	(132,475)	(44,044)	(16,060)
Sales of investments	8,000	4,000	—
Maturities of investments	28,000	4,000	—
Purchases of property and equipment	(3,373)	(1,517)	(1,083)
Proceeds from sale of equipment	—	10	—
Net cash used in investing activities	(99,848)	(37,551)	(17,143)
Cash flow from financing activities:
Proceeds from issuance of common stock during follow-on offerings, net of issuance costs	181,863	133,862	61,148
Proceeds from exercise of stock options and employee stock purchase plan	6,208	2,365	506
Payments of prior period offering costs	—	(38)	(153)
Net cash provided by financing activities	188,071	136,189	61,501
Net increase in cash and cash equivalents	23,408	88,800	23,502
Cash, cash equivalents and restricted cash at beginning of period	224,857	136,057	112,555
Cash, cash equivalents and restricted cash at end of period	$248,265	$224,857	$136,057
Non-cash investing and financing activities:
Vesting of early exercised options and restricted stock	$53	$184	$272
Unpaid portion of property and equipment purchases included in period-end accounts payable and accrued liabilities	$468	$283	$103
Unpaid financing-related costs included in period-end accounts payable and accrued liabilities	$—	$—	$38

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Notes to Consolidated Financial Statements

1. Organization

MyoKardia, Inc. (the “Company”) is a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. The Company’s initial focus is on the treatment of heritable cardiomyopathies, a group of rare, genetically driven forms of heart failure that result from biomechanical defects in cardiac muscle contraction. The Company has used its precision medicine platform to generate a robust pipeline of therapeutic programs. MyoKardia’s most advanced program, mavacamten, is in four clinical trials, including a pivotal Phase 3 study for the treatment of hypertrophic cardiomyopathy. A second clinical-stage candidate, MYK-491, is in a Phase 2a multiple-ascending dose study in patients with stable systolic heart failure. The Company was incorporated on June 8, 2012 in Delaware and its corporate headquarters and operations are located in South San Francisco, California.

Liquidity

The Company has incurred significant operating losses since inception and has an accumulated deficit of $202.6 million as of December 31, 2018. The Company has relied on its ability to fund its operations through private and public equity financings and to a lesser extent, through a license and collaboration arrangement with a collaboration partner, Sanofi S.A. (“Sanofi”) via its subsidiary, Aventis, Inc. As discussed further in Note 3, the collaboration agreement ended on December 31, 2018 and the Company will no longer record revenues from Sanofi in 2019 nor receive reimbursements of research and development expenses after June 30, 2019. The Company has not yet received regulatory approval to commercialize or sell any product and does not have customers. Management expects operating losses and negative operating cash flows to continue for the foreseeable future. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval, and commercialization of the Company’s products and product candidates and the achievement of a level of revenues adequate to support its cost structure. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses and negative cash flows for the foreseeable future and it anticipates the need to raise additional capital to fully implement its business plan. The Company intends to raise such capital through the issuance of additional equity, debt and/or strategic alliances with partner companies. There is no assurance that such financing will be available on terms acceptable to the Company, if at all.

On March 8, 2018, the Company filed a Shelf Registration Statement (“2018 Shelf Registration Statement”) covering the potential offering, issuance, and sale of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. In May 2018, the Company completed a follow-on offering under the 2018 Shelf Registration Statement pursuant to which the Company issued 3,750,000 shares of common stock at a price of $49.00 per share. In June 2018, the Company sold an additional 211,147 shares of common stock directly to the underwriters when they partially exercised their over-allotment option at the price of $49.00 per share. In the quarter ended June 30, 2018, the Company received net proceeds totaling $181.9 million from the offering, net of underwriting discounts and commissions and offering expenses, which includes $9.7 million received due to the underwriters’ partial exercise of their over-allotment option.

As of December 31, 2018, the Company had $394.8 million of cash, cash equivalents and short and long-term investments which management believes will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for the twelve months following the date of this Form 10-K. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements of the Company include the Company’s accounts and have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). During 2015, the Company established a wholly-owned foreign subsidiary, MyoKardia Australia Pty Ltd. The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiary. All intercompany accounts, transactions and balances have been eliminated during consolidation. The functional and reporting currency of the Company and its subsidiary is the United States (“U.S.”) Dollar.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase. At December 31, 2018 and 2017, the Company’s cash and cash equivalents were comprised of funds held in checking accounts and interest-bearing money market accounts and money market funds.

Restricted Cash

Restricted cash at December 31, 2018 and 2017 comprises cash balances primarily held as security in connection with the Company’s facility lease agreements and is included in restricted cash and other on the consolidated balance sheets.

Cash as Reported in Consolidated Statements of Cash Flows

Cash as reported in the consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as presented on the consolidated balance sheets.

Cash as reported in the consolidated statements of cash flows consists of (in thousands):

	As of December 31,
	2018	2017	2016
Cash and cash equivalents	$246,122	$224,571	$135,797
Restricted cash - noncurrent	2,143	286	260
Cash balance in consolidated statements of cash flows	$248,265	$224,857	$136,057

Short-term and Long-term Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Generally, those investments with contractual maturities greater than 12 months are considered long-term investments.  Unrealized gains and losses, deemed temporary in nature, are reported as a component of accumulated other comprehensive loss, net of tax, on the consolidated balance sheets.

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

Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities, including short-term and long-term investments, and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). The carrying amount of the Company’s financial instruments, including the receivable from collaboration partner, accounts payable and accrued liabilities and other current liabilities approximate fair value due to their short-term maturities.

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

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential drug candidates, uncertainty of market acceptance of any of the Company’s product candidates that receive regulatory approval, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and source suppliers.

Products developed by the Company require approvals from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that any of the Company’s product candidates will receive the necessary approvals. If the Company is denied approval, approval is delayed, or the Company is unable to maintain approvals, it could have a materially adverse impact on the Company.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment charge would be recorded when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2018, there have been no such impairment charges.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the Initial Public Offering (“IPO”) and follow-on public offerings were capitalized. The deferred offering costs were offset against the proceeds received upon the closing of the IPO and follow-on offerings. There were $0.4 million of deferred offering costs capitalized during 2017 upon the completion of the 2017 follow-on public offering, which were offset against the $134.3 million of proceeds received, net of underwriting discounts and commissions. There were $0.6 million of deferred offering costs capitalized during 2018 upon the completion of the 2018 follow-on public offering, which were offset against the $182.5 million of proceeds received, net of underwriting discounts and commissions. As of December 31, 2018 and 2017, there were no deferred offering costs capitalized on the consolidated balance sheets.

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

Research and Development Expenses

Research and development costs are expensed as incurred and consist of salaries and benefits, lab supplies and facility costs, and fees paid to others that conduct certain research and development activities on the Company’s behalf. Amounts incurred in connection with collaboration and license agreements are also included in research and development expense. Under the terms of the Collaboration Agreement, the Company and Sanofi are sharing qualified research and development expenses that are jointly incurred in order to register mavacamten.  Such cost sharing ends June 30, 2019, the end of the Collaboration agreement for the mavacamten registration program plan activities (“RPP”).  Sanofi is reimbursing the Company 100% of preapproved costs incurred in the development of MYK-224 through March 31, 2019, the end of the Collaboration Agreement program term for this compound.  Qualified costs consist of internal and external research and development expenses including employee costs and direct out-of-pocket costs that are specifically identifiable or reasonably and directly related to the development of mavacamten and MYK-224.  Examples of qualified costs include those incurred for clinical trials, preparation for regulatory approval, manufacture or purchase of product for use in trials and development of manufacturing processes. The Company reduces its research and development expenses during the period by the amounts expected to be received from Sanofi.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees in accordance with ASC 718, Stock Compensation. Stock-based awards granted include stock options with time-based vesting, performance-based stock options, market-based stock options and restricted stock units (“RSU”s). ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments. The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by its common stock price as well as other variables including, but not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.

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

The fair value of a stock-based award is recognized over the period during which an optionee is required to provide services in exchange for the option or RSU award, known as the requisite service period (usually the vesting period), on a straight-line basis. As permitted under ASU 2016-09, beginning January 1, 2017, the Company has elected to recognize forfeitures as they occur, and no longer estimates a forfeiture rate when calculating the stock-based compensation for our equity awards. Through December 31, 2016, stock-based compensation expense recognized at fair value included the impact of estimated forfeitures as the Company estimated future forfeitures at the date of grant and revised the estimates, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

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

Expected Term—The expected term assumption represents the weighted-average period that the Company’s stock-based awards are expected to be outstanding.  The expected term of the Company’s options exceeds the number of years the Company has been a publicly held corporation; therefore, the Company has opted to use the “simplified method” for estimating the expected term of the options. The simplified method is calculated as average of the vesting term and the original contractual term of the option.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period resulting from transactions from non-owner sources. The Company’s comprehensive income and losses are primarily due to unrealized gains and losses from its available-for-sale securities that are excluded from reported net loss, which qualified as other comprehensive income (loss) presented in the consolidated statements of operations and comprehensive loss.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. The Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for all periods.

Adopted Accounting Pronouncements – Revenue Recognition

As previously noted, effective January 1, 2018, the Company adopted ASC 606 using the full retrospective transition method.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, certain collaboration arrangements and financial instruments.  Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The Company has applied the five-step model of the new standard to the Company’s contract with Sanofi, as it is the only contract that will be impacted by the adoption of the new revenue standards. The Company has implemented the new revenue standard using the full retrospective transition method and has revised its comparative financial statements as if ASC 606 had been effective for those periods.  The license and collaboration agreement provided for upfront, milestone and continuation payments, which the Company has recognized in revenues in full as of December 31, 2018.

The following tables summarize the financial statement line items that were affected due to the Company’s implementation of ASC 606 (in thousands, except for share and per share amounts):

Consolidated Balance Sheets

	December 31, 2017
	As Originally Reported	Effect of Change	As Revised
Deferred revenue - current	$22,500	$11,058	$33,558
Accumulated deficit	$(123,797)	$(11,058)	$(134,855)

Consolidated Statements of Operations and Comprehensive Losses

	Year Ended December 31, 2017
	As Originally Reported	Effect of Change	As Revised
Collaboration and license revenue	$22,500	$(11,058)	$11,442
Operating expenses:
Research and development	48,136	—	48,136
General and administrative	21,973	—	21,973
Total operating expenses	70,109	—	70,109
Loss from operations	(47,609)	(11,058)	(58,667)
Interest and other income, net	1,657	—	1,657
Net loss	(45,952)	(11,058)	(57,010)
Other comprehensive loss	(200)	—	(200)
Comprehensive loss	(46,152)	(11,058)	(57,210)
Net loss per share, basic and diluted	$(1.40)	$(0.34)	$(1.74)
Weighted average number of shares used to compute net loss per share, basic and diluted	32,832,514	—	32,832,514

	Year Ended December 31, 2016
	As Originally Reported	Effect of Change	As Revised
Collaboration and license revenue	$39,199	$2,772	$41,971
Operating expenses:
Research and development	36,215	—	36,215
General and administrative	16,289	—	16,289
Total operating expenses	52,504	—	52,504
Loss from operations	(13,305)	2,772	(10,533)
Interest and other income, net	153	—	153
Net loss	(13,152)	2,772	(10,380)
Other comprehensive gain	8	—	8
Comprehensive loss	(13,144)	2,772	(10,372)
Net loss per share, basic and diluted	$(0.48)	$0.10	$(0.38)
Weighted average number of shares used to compute net loss per share, basic and diluted	27,475,792	—	27,475,792

Consolidated Statements of Cash Flows

	Year Ended December 31, 2017
	As Originally Reported	Effect of Change	As Revised
Net loss	$(45,952)	$(11,058)	$(57,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	$(22,500)	$11,058	$(11,442)
Cash, cash equivalents and restricted cash, beginning of period	$135,797	$260	$136,057
Cash, cash equivalents and restricted cash, end of period	$224,571	$286	$224,857

	Year Ended December 31, 2016
	As Originally Reported	Effect of Change	As Revised
Net loss	$(13,152)	$2,772	$(10,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	$30,801	$(2,772)	$28,029
Cash, cash equivalents and restricted cash, beginning of period	$112,265	$290	$112,555
Cash, cash equivalents and restricted cash, end of period	$135,797	$260	$136,057

The changes to net loss and deferred revenue in the consolidated statement of cash flows, as revised above, reflects:

(i)

for the year ended December 31, 2017, the Company’s determination that the Sanofi continuation payment of $45.0 million received in January 2017 relates to three performance obligations that were previously accounted for as one combined unit of accounting,

(ii)

for the year ended December 31, 2016, the Company’s determination that the Sanofi up-front payment of $35.0 million received in August 2014 relates to three performance obligations that were previously accounted for as one combined unit of accounting and,

(iii)	the result of the Company utilizing a cost-based input method to measure proportional performance for both fiscal years, instead of straight-line.

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

In November 2018, the FASB issued ASU 2018-18 (Topic 808), Clarifying the Interaction Between Topic 808 and Topic 606, which provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. It accomplishes this by allowing organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition standard.  For public companies, the amendments in ASU No. 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated this amendment and it is not expected to have a material impact to the Company’s financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except for short-term leases with a lease term of twelve months or less. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and allows for the application of the new guidance at the beginning of the earliest comparative period presented or at the adoption date. The Company will adopt the new guidance on January 1, 2019 without recasting comparative periods. While the Company is still evaluating if there are embedded leases required to be accounted for separately, the Company believes the most significant changes to the financial statements will relate to the recognition of right-of-use assets and offsetting lease liabilities in the consolidated balance sheet for its office operating leases. The Company does not expect the standard to have a material impact on cash flows or results of operations.

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

3. Collaboration and License Agreement

Sanofi (Aventis Inc.)

Agreement Overview and Termination

In August 2014, the Company entered into an exclusive License and Collaboration Agreement (“Collaboration Agreement”) with Aventis Inc., a wholly-owned subsidiary of Sanofi, for the research, development and potential commercialization of pharmaceutical products for the treatment, prevention and diagnosis of hypertrophic and dilated cardiomyopathy, as well as potential additional indications. During the period August 2014 through December 2018, Sanofi paid the Company a total of $105.0 million in cash to perform research and development on the development of such products, as well as for granting to Sanofi certain royalty bearing licenses.  Of the $105.0 million, $0.7 million was attributed to a freestanding convertible preferred stock call option and $104.3 million was recognized as revenue during the period from August 2014 through December 31, 2018, the date on which the Company received a notice of termination of the Collaboration Agreement.

The Collaboration Agreement provided for a termination clause whereby on or before December 31, 2018, Sanofi was required to notify the Company of its intent to continue the collaboration. The continuation would have committed Sanofi to specific research and development activities in support of the commercialization of the Company’s products as well as resulted in a continuation of its obligation under the cost sharing portion of the collaboration to co-fund development as discussed further below. On December 31, 2018 Sanofi notified the Company it was terminating the Collaboration Agreement.  Under the terms of the termination:

•	Sanofi will reimburse the Company for certain research and development costs through June 30, 2019, after which such time such reimbursements will discontinue;
•	the Company recovered global rights to all programs in its portfolio, including lead clinical-stage candidates, mavacamten and MYK-491; and
•

Sanofi will remain eligible to receive royalties associated with any potential HCM-1 products that will range from mid-single to low-double digits in the U.S. (there is no royalty obligation to Sanofi for sales outside the U.S.).

The Company has determined that Sanofi was a related party of the Company due to its previous collaborative relationship, certain royalty bearing license obligations on future sales of HCM-1 in the United States, and that it is the Company’s only partner.  As of December 31, 2018, Sanofi was also a beneficial shareholder of the Company’s common stock.

History of the Collaboration Agreement

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

Upon entering into this agreement, the Company received an up-front non-refundable cash payment of $35.0 million and Sanofi made an up-front equity purchase of $10.0 million (additional equity investments from Sanofi totaling $26.5 million were received subsequent to the effective date of the Collaboration Agreement). The Company was also eligible to receive additional payments and services, as follows:

•	a one-time, non-refundable payment of $25.0 million contingent upon submission of an Investigational New Drug (“IND”) application before certain regulatory authorities for its DCM-1 program;
•	a non-refundable continuation payment of $45.0 million contingent upon Sanofi’s notification of its decision to continue the agreement beyond December 31, 2016; and
•	up to $15.0 million in research and development funding for the lead compound in each program if studies leading to proof-of-concept (“POC”) were extended beyond December 31, 2018;
•	up to $45.0 million in funding from Sanofi of approved in-kind research and clinical activities.

During the fourth quarter of 2016, the Company submitted an IND application to the U.S. Food and Drug Administration and as a result, the Company received the $25.0 million milestone payment from Sanofi.

In December 2016, Sanofi provided notice to the Company of its election to continue the collaboration through December 31, 2018 pursuant to the terms of the Collaboration Agreement. In connection with Sanofi’s decision to continue the collaboration, in January 2017 the Company received the $45.0 million milestone payment.

Under the terms of the agreement, the Company was entitled to receive tiered royalties ranging from the mid-single digits to the mid-teens on net sales of certain HCM-1, HCM-2 and DCM-1 finished products outside the United States and on net sales of certain DCM-1 finished products in the United States.

Revenue Recognition

In the implementation of ASC 606 “Revenues from Contracts with Customers” using the full retrospective transition method effective January 1, 2016, the Company evaluated the Collaboration Agreement under ASC 606 and determined that it had the following performance obligations:

1. the licenses of intellectual property for each of the HCM-1, HCM-2 and DCM-1 programs, and

2. the performance of research and development services, including regulatory support, for each of the three programs.

The Company considered whether the licenses had standalone functionality and were capable of being distinct; however, given the fact that the research and development services were of such a specialized nature that could only be performed by the Company and Sanofi could not benefit from the intellectual property licenses without the Company’s performance, the Company determined that the intellectual property licenses were not distinct from the research and development services and thus the license and research and development services for each program were combined into three separate performance obligations.

Contract Term

For revenue recognition purposes, the Company determined that the Collaboration Agreement was a period to period contract for which the Company had enforceable rights and obligations from inception through the initial term of December 31, 2016.  Sanofi had the right to terminate the Collaboration Agreement prior to December 31, 2016 or to extend the contract term through December 31, 2018.  If Sanofi had elected to terminate the agreement, the termination would have taken effect on December 31, 2016 and all licensed rights would have reverted to the Company. The Company did not have any obligation to reimburse Sanofi any portion of the payments received if Sanofi had terminated the agreement.

In December 2016, Sanofi elected to continue the Collaboration Agreement through an extended term ending December 31, 2018 and made the $45.0 million continuation payment to the Company in January 2017. The Company determined that the extended term was to be treated as a separate contract because such an extension was not probable at the inception of the contract, the extension represented additional goods and services, and such activities were priced commensurate to the effort required and do not involve any significant discount. It was also concluded that the extended term provided the Company with enforceable rights and obligations for the two-year period ended December 31, 2018.

Because Sanofi retained the option in the Collaboration Agreement to extend the arrangement, neither party was committed to perform and the contract did not have enforceable rights and obligations beyond December 31, 2018.

Transaction Price

The Company’s assessment of the transaction price included an analysis of amounts to which it was expected to be entitled for providing goods or services to the customer which at contract inception consisted of the upfront cash payment, valued at $34.3 million, net of the fair value of $0.7 million allocated to the option provided to Sanofi to acquire equity, and variable consideration of

$25.0 million, subject to an IND application. Sanofi paid the Company the $25.0 million milestone payment upon the Company’s application for the IND. In 2016, after the IND application was made and when the Company determined it was deemed probable that significant reversal in the amount of cumulative revenue recognized will not occur, the Company included this amount in the transaction price.  As of December 31, 2016, all performance obligations associated with the initial term were satisfied.

The extended term (from January 1, 2017 to December 31, 2018) had a fixed fee of $45.0 million, paid by Sanofi contemporaneously with the notice of continuation of the contract.  The Company therefore determined that the transaction price for this extended term was $45.0 million.

As previously noted above, the Collaboration Agreement also included up to $45.0 million in funding from Sanofi of approved in-kind research and clinical activities. Sanofi was the decision maker on how to provide these services and such services were used in the development of joint program technology which is co-owned by both parties. As such the Company concluded that these in-kind contributions did not constitute consideration paid by Sanofi to the Company.

Any consideration related to sales-based royalties were to be recognized when the related sales occurred and therefore have also been excluded from the transaction price.

Methodology for Recognition

Since the Company determined that the three performance obligations were satisfied over time, the Company selected a single revenue recognition method that it believed most faithfully depicts the Company’s performance in transferring control of the services. ASC 606 allows entities to choose between two methods to measure progress toward complete satisfaction of a performance obligation:

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

The Company utilized a cost-based input method to measure proportional performance and calculated the corresponding amount of revenue to recognize. The Company believed this was the best measure of progress because other measures did not reflect how the Company executed its performance obligations under the contract with Sanofi. In applying the cost-based input methods of revenue recognition, the Company used actual costs incurred relative to budgeted costs to fulfill the combined performance obligations. Revenue was recognized based on actual costs incurred as a percentage of total actual and budgeted costs as the Company completed its performance obligations, which were fulfilled on December 31, 2018. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations were recorded in the period in which changes were identified and amounts could be reasonably estimated.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized $33.6 million, $11.4 million and $42.0 million of collaboration and license revenue, respectively and no further revenue from the Collaboration Agreement has been deferred or will be recognized.

The following table presents changes in the Company’s contract assets and liabilities, which excludes research and development reimbursements under the cost sharing plan further discussed below, for the years ending December 31, 2018 and 2017 (in thousands):

	Year Ended December 31, 2018
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities:
Deferred revenue	$33,558	$—	$(33,558)	$—

	Year Ended December 31, 2017
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Receivable from collaboration partner	$45,000	$—	$(45,000)	$—
Contract liabilities:
Deferred revenue	$45,000	$—	$(11,442)	$33,558

Cost Sharing

During the years ended December 31, 2018 and 2017 the Company has received research and development cost reimbursements from Sanofi under the terms of the Collaboration Agreement.

Since the inception of the Collaboration Agreement and up until the termination date, Sanofi has been conditionally responsible for reimbursing the Company for:

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

Effective October 2017, Sanofi is sharing RPP costs for the mavacamten program until June 30, 2019 pursuant to the Collaboration Agreement termination terms. Registration program costs are subject to review and approval by the Company and Sanofi and include amounts incurred relating to clinical trials, development and manufacturing of, and obtaining regulatory approvals for mavacamten, and include direct employee costs and direct out-of-pocket costs incurred, by or on behalf of a party, that are specifically identifiable or reasonably and directly allocable to those activities.

Pursuant to the additional compounds provisions of the Collaboration Agreement, in August 2018 Sanofi agreed to reimburse the Company for eligible costs it has incurred in the development of the MYK-224 compound, which has been identified as an additional compound under the HCM-1 program. Eligible costs are subject to review and approval under the same procedures as under the RPP program; reimbursable costs consist of research and development activities agreed to by the Company and Sanofi that were negotiated and budgeted prior to the application for reimbursement. Reimbursements for this compound will continue to be received from Sanofi until March 31, 2019, in accordance to the Collaboration Agreement termination terms.

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

The Company recorded zero and $1.0 million for reimbursable RPP and MYK-224 expenses, as of December 31, 2018 and 2017, respectively, which are recorded as receivable from collaboration partner and included in current assets in the consolidated balance sheets. As of December 31, 2018, and 2017, the Company has recorded $13.0 million and $4.4 million, respectively, as prepayments from collaboration partner, to apply to future research and development expenses. Prepayments from collaboration partner are included in current liabilities on the consolidated balance sheets.  The Company recorded $23.1 million, $7.3 million and zero as reductions to research and development expenses for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table presents the Sanofi research and development reimbursement receivables and related prepayment activity during the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Receivable from collaboration partner
Balance at beginning of year	$1,013	$—
Additions	3,994	1,013
Deductions	(5,007)	—
Balance at end of year	$-	$1,013

Prepayment from collaboration partner for mavacamten
Balance at beginning of year	$4,432	$—
Additions for advance billings	-	1,013
Payments received from Sanofi	31,659	10,697
Actual expenses incurred	(23,118)	(7,278)
Balance at end of year	$12,973	$4,432

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$245,194	$245,194	$—	$—
U.S. government agency obligations	85,033		85,033	—
Corporate securities	63,679		63,679	—
	$393,906	$245,194	$148,712	$—
Classified as (with contractual maturities):
Cash equivalents (due within 90 days)	$245,194
Short-term investments (due within one year)	68,564
Long-term investments (due between one and two years)	80,148
	$393,906

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$223,568	$223,568	$—	$—
U.S. government agency obligations	27,878	—	27,878	—
Corporate securities	23,955	—	23,955	—
	$275,401	$223,568	$51,833	$—
Classified as (with contractual maturities):
Cash equivalents (due within 90 days)	$223,568
Short-term investments (due within one year)	31,933
Long-term investments (due between one and two years)	19,900
	$275,401

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands) of the Company’s marketable securities by contractual maturities:

	Fair Value Measurements at December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$245,194	$—	$—	$245,194
Short-term investments (due within one year)	68,656	—	(92)	68,564
Long-term investments (due between one and two years)	80,118	98	(68)	80,148
	$393,968	$98	$(160)	$393,906

	Fair Value Measurements at December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$223,568	$—	$—	$223,568
Short-term investments (due within one year)	32,010	—	(77)	31,933
Long-term investments (due between one and two years)	20,010	—	(110)	19,900
	$275,588	$—	$(187)	$275,401

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2018 and 2017.

There were no material realized gains or losses on available-for-sale securities during the periods presented.

5. Balance Sheet Components

Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2018	2017
Scientific equipment	$9,126	$5,935
Furniture and equipment	1,248	1,064
Capitalized software	302	278
Leasehold improvements	451	331
Total	11,127	7,608
Less: Accumulated depreciation	(5,989)	(4,461)
Property and equipment, net	$5,138	$3,147

Depreciation expense was $1.6 million, $1.3 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2018	2017
Clinical research and development	$10,903	$5,981
Payroll-related liabilities	8,151	4,412
Other	1,704	1,246
Total accrued liabilities	$20,758	$11,639

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

Facilities

As of December 31, 2018, the Company has operating leases for facilities consist of approximately 48,400 square feet of office and lab space in two facilities in South San Francisco, California, which will expire in January 2020.

In October 2018, the Company entered into a 15-month noncancelable operating lease for approximately 22,100 square feet of additional space in South San Francisco, California, which commenced in February 2019.  Future minimum rental payments are $1.1 million in the aggregate excluding taxes and operating expenses.

In September 2018, the Company entered into a noncancelable operating lease for approximately 129,800 square feet of space in Brisbane, California which is currently under construction.  The date on which the Company will become responsible for paying rent will be the date the premises are ready for occupancy, currently anticipated to be January 2020, and the lease will expire 10 years after that date.  Included in the lease is one option to extend for an additional 10-year period. Future minimum rental payments are $93.2 million in the aggregate plus taxes and operating expenses payable to the landlord.  In September 2018, the Company provided a standby letter of credit of $1.9 million as security for its obligations under this Lease. Standby letters of credit are classified as long-term assets within restricted cash and other on the consolidated balance sheet.

Future annual minimum lease payments due under the new and existing operating leases at December 31 of each year are as follows (in thousands):

Year ending December 31:	Amount[1]
2019	2,752
2020	5,831
2021	8,461
2022	8,757
2023	9,063
Thereafter	61,444
Total	$96,308

(1)	The table above is prepared under the assumption that rent will commence at the Brisbane facility on January 1, 2020.

Rent expense, net was $2.1 million, $1.4 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The operating leases require the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of December 31, 2018 and 2017.

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

7. Stockholders’ Equity

On March 8, 2018, the Company filed the 2018 Shelf Registration Statement covering the potential offering, issuance, and sale of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. In May 2018, the Company completed a follow-on offering under the 2018 Shelf Registration Statement pursuant to which the Company issued 3,750,000 shares of common stock at a price of $49.00 per share. In June 2018, the Company sold an additional 211,147 shares of common stock directly to the underwriters when they partially exercised their over-allotment option at the price of $49.00 per share. In the quarter ended June 30, 2018, the Company received proceeds totaling approximately $181.9 million from the offering, net of underwriting discounts and commissions and offering expenses, which includes approximately $9.7 million received due to the underwriters’ partial exercise of their over-allotment option.

Common Stock Reserved for Issuance

The Company has reserved shares of common stock, on an as-if-converted basis, for issuance as follows:

	December 31, 2018	December 31, 2017
Options and awards issued and outstanding	3,864,407	2,964,549
Shares available for issuance under 2015 Stock Option and Incentive Plan	904,785	863,538
Shares available for issuance under 2015 Employee Stock Purchase Plan	780,716	449,444
Total	5,549,908	4,277,531

Preferred stock

As amended in November 2015, the Company's Certificate of Incorporation authorizes 5,000,000 shares of preferred stock at a par value of $0.0001 per share. As of December 31, 2018 and 2017, no preferred stock was issued or outstanding.

8. Stock-Based Compensation

In June 2012, the Company adopted the 2012 Equity Incentive Plan (as amended, the “2012 Plan”). The 2012 Plan provides for the granting of incentive stock options, nonstatutory stock options, RSUs, stock bonuses and rights to acquire restricted stock to employees, officers, directors and consultants. Incentive stock options may be granted with exercise prices of not less than 100% of the estimated fair value of the common stock and nonstatutory stock options may be granted with an exercise price of not less than 85% of the estimated fair value of the common stock on the date of grant. Stock options granted to a stockholder owning more than 10% of the voting stock must have an exercise price of not less than 110% of the estimated fair value of the common stock on the date of grant. The Board of Directors determines the estimated fair value of common stock. Stock options were generally granted with terms of up to ten years and vest over a period of four years. Upon the exercise of options, the Company issues new common stock from its authorized shares. Effective with the Company’s initial public offering in August 2015, the Company no longer issues shares from this plan and all cancelled or forfeited shares are returned to the 2015 Stock Option and Incentive Plan.

In October 2015, the Company’s Board of Directors and stockholders adopted the 2015 Stock Option and Incentive Plan (the “2015 Plan”) and the 2015 Employee Stock Purchase Plan (the “2015 ESPP”). Under the 2015 Plan, 1,650,000 shares of common stock were initially reserved for issuance, as of the pricing of the Company’s initial public offering. The number of shares initially reserved for issuance under the 2015 Plan will be increased by (i) the number of shares represented by awards outstanding under the Company’s 2012 Equity Incentive Plan that are forfeited or lapse unexercised and which following the pricing date are not issued under the 2012 Plan, and (ii) an annual increase on January 1 of each year beginning on January 1, 2017. Effective January 1, 2019 and 2018, the Company reserved an additional 1,611,557 and 1,432,511 shares of common stock, respectively, for issuance under the 2015 Plan.

The Company began issuing RSUs to employees under the 2015 Plan during the year ended December 31, 2018.  RSUs settle into shares of common stock upon vesting, generally over a four-year period, and the fair value is the market price on the date of grant.

In October 2015, the Company adopted the 2015 ESPP, which provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions, based on a six-month look-back period, at a price equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of the relevant offering period, provided that no more than 2,500 shares of common stock may be purchased by any one employee during each offering period. The 2015 ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. The 2015 ESPP may be terminated by the Company’s board of directors at any time. A total of 255,000 shares of common stock were initially reserved for issuance under the 2015 ESPP, subject to an annual increase on January 1 of each year beginning on January 1, 2017. Effective January 1, 2019 and 2018, the Company reserved an additional 402,889 and 358,127 shares of common stock, respectively, for issuance under the 2015 ESPP.

The following table summarizes stock option activity and related information for the periods presented below:

	Shares Subject to Outstanding Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2016	2,141,868	$6.42	8.4	$14,963
Options granted	1,735,875	15.41
Options exercised	(333,822)	4.81
Options canceled	(579,372)	8.11
Balance at December 31, 2017	2,964,549	11.54	8.3	90,780
Options granted	1,370,381	52.53
Options exercised	(489,153)	10.61
Options canceled	(144,316)	22.67
Balance at December 31, 2018	3,701,461	26.40	8.0	88,524
Options outstanding and exercisable as of December 31, 2018	1,519,637	14.35	7.3	52,979

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the options and the estimated fair value of common stock. The aggregate intrinsic value of options exercised was $21.1 million, $9.8 million and

$337,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2018, 2017 and 2016 was $13.4 million, $4.8 million and $2.1 million, respectively.

The following table summarizes RSU activity and related information for the period presented below:

	Shares Subject to Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2017	—	$—	—	$—
RSUs awarded	171,766	53.27
RSUs released	(3,250)	48.93
RSUs forfeited	(5,570)	52.83
Balance at December 31, 2018	162,946	53.37	2.0	7,962

The aggregate intrinsic value of RSUs was calculated using the estimated fair value of common stock times the number of RSUs. The total grant date fair value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $159,000, nil and nil, respectively.

Stock-Based Compensation

Stock-based compensation expense, net of forfeitures, as applicable for the years ended December 31, 2018, 2017 and 2016, is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$8,144	$2,752	$1,252
General and administrative	11,197	3,386	1,561
Total stock-based compensation	$19,341	$6,138	$2,813

As of December 31, 2018, total unamortized stock-based compensation relating to options was $45.9 million, which is expected to be recognized over the average remaining vesting period of 3.1 years. As of December 31, 2017, total unamortized stock-based compensation was $16.9 million, which was expected to be recognized over the average remaining vesting period of 1.7 years. As of December 31, 2016, total unamortized stock-based compensation was $7.5 million, which was expected to be recognized over the remaining vesting period of 2.7 years.

As of December 31, 2018, total unamortized stock-based compensation relating to RSUs was $7.0 million, which is expected to be recognized over the average remaining vesting period of 3.2 years.

In relation to stock options and awards that vest upon the achievement of performance criteria, $248,000, $174,000 and $180,000 in stock-based compensation expense was recorded for the years ended December 31, 2018, 2017 and 2016, respectively. The Company begins to recognize expenses related to these options and awards during the period upon concluding that certain performance criteria are considered probable.

The weighted‑average grant date fair value of options granted under the Company’s stock plans in the years ended December 31, 2018, 2017 and 2016 was $34.70, $9.92 and $7.59 per share, respectively. The following table illustrates the assumptions for the Black-Scholes option-pricing model used in determining the fair value of time-based and performance-based options granted to employees:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.54%-2.98%	1.92%-2.27%	1.05%-2.10%
Expected life (in years)	5.3-6.1	5.3-6.1	5.3-6.1
Volatility	69%-75%	71%-75%	71%-73%
Dividend yield	0%	0%	0%

In relation to stock options that vest upon the achievement of market-based stock price target, the Company estimated the fair value on the original grant date using a Monte-Carlo simulation model. Since its IPO, the Company has recognized the stock-based compensation expense on a straight-line basis over the implicit service period as derived under that simulation model.

Liability for Early Exercise of Stock Options

As of December 31, 2018 and 2017, there were 9,790 and 81,373, respectively, of unvested common shares outstanding that were issued upon the early exercise of stock options prior to the vesting of the underlying shares and subject to repurchase by the Company at the original issuance price upon termination of the stockholders’ services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option after one year of service to the Company and 1/48 of the shares underlying the original grant per month for 36 months thereafter. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the consolidated balance sheets and will be reclassified to common stock and additional paid-in capital as the shares vest. As of December 31, 2018, and 2017, the Company recorded $15,000 and $68,000, respectively, within accrued liabilities and other long-term liabilities associated with shares issued subject to repurchase rights.

The Company repurchased 997 and 41,961 shares of unvested early exercised stock in the years ended December 31, 2018 and 2017, for $1,000 and $45,000, respectively.

9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
		As revised (Note 2)
Numerator
Net loss	$(67,698)	$(57,010)	$(10,380)
Denominator
Weighted average shares outstanding	38,466,233	33,098,571	28,104,991
Less: weighted average shares subject to repurchase	(79,327)	(266,057)	(629,199)
Weighted average shares used to compute basic and diluted net loss per share	38,386,906	32,832,514	27,475,792
Net loss per share, basic and diluted	$(1.76)	$(1.74)	$(0.38)

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and potentially dilutive securities for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of December 31,
	2018	2017	2016
Common stock subject to repurchase	9,790	81,373	409,839
Options and awards issued and outstanding	3,864,407	2,964,549	2,141,868

As of December 31, 2018, the Company has contributions from plan participants of $272,000 under the 2015 ESPP, which if converted, would be equivalent to 5,703 shares based on 85% of the stock price at the beginning of the offering period. As of December 31, 2017, the Company had contributions from plan participants of $133,000 under the 2015 ESPP, which if converted, would be equivalent to 4,030 shares based on 85% of the stock price at the beginning of the offering period.

10. Employee Benefit Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation.

11. Income Taxes

For each of the years ended December 31, 2018, 2017 and 2016, the effective income tax rate and tax provision from continuing operations was zero percent for all periods, primarily attributable to losses generated which are not more likely than not to be realized.  The Company adopted ASC 606 on January 1, 2018 and has revised the following information for the years ending December 31, 2017 and 2016 accordingly.

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective tax rate:

	Year Ended December 31,
	2018	2017	2016
		As revised (Note 2)
Federal statutory income tax rate	21.0%	34.0%	34.0%
State taxes (tax effected)	8.6	7.1	8.4
Non-deductible expenses and other	2.5	2.0	(12.9)
Research and development credits	5.9	6.0	17.8
Tax Act – net deferred tax rate change	—	(25.1)	—
Change in valuation allowance	(38.0)	(24.0)	(47.3)
Total	—%	—%	—%

As of December 31, 2018 and 2017, the components of the Company’s deferred tax assets are as follows (in thousands):

	As of December 31,
	2018	2017
		As revised (Note 2)
Deferred tax assets:
Net operating loss carryforwards	$49,689	$22,246
Research and development credits carryforwards	12,908	8,631
Stock-based compensation	4,349	890
Deferred revenue	—	9,391
Start-up costs	1,237	1,354
Depreciation	(959)	(457)
Other	1,858	1,327
Total deferred tax assets	69,082	43,382
Less: valuation allowance	(69,082)	(43,382)
Net deferred tax assets	$—	$—

In December 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. The Tax Act reduced the corporate income tax rate from 34% to 21% effective January 1, 2018. The Company re-measured its U.S. deferred tax assets and liabilities, which resulted in a reduction of net deferred tax assets with a corresponding adjustment to the valuation allowance. As a result, no tax expense was recorded related to the enactment of the Tax Act.

The Company’s primary deferred tax asset of $49.7 million at December 31, 2018 and $22.2 million at December 31, 2017 relates to its net operating loss carryforwards (“NOLs”). Based on a history of cumulative losses in recent periods and consideration of other available positive and negative evidence, the Company has recorded a valuation allowance to offset the net deferred tax assets at December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018, the Company had approximately $177.0 million and $179.4 million of federal and state net operating losses, respectively, that will begin to expire in 2032. As of December 31, 2018, the Company had approximately $4.5 million and $3.8 million of federal and state research and development tax credit carryovers, respectively. If not utilized, the federal credit carryforward will expire in 2032, and the state credit carryforward does not expire. As of December 31, 2018, the Company had approximately $9.0 million of federal orphan tax credit carryovers, which will begin to expire in 2036 if not utilized. The valuation allowance increased by approximately $25.7 million, $13.7 million and $4.9 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. Similar rules may apply under the laws of the state of California. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable “long-term tax-exempt rate.” Such limitations may result in expiration of a portion of the NOLs and other tax attributes before utilization. Each ownership change resulted in an annual limitation, but all NOLs and other tax attributes generated prior to the ownership changes on April 20, 2015 and August 14, 2017 can be utilized prior to expiration if the Company earns sufficient taxable income. The Company’s follow-on stock offering completed in June 2018 did not result in an ownership change.

As of December 31, 2018, and 2017, the Company did not have a liability related to unrecognized tax benefits. All unrecognized tax benefits have been netted against the research and development and orphan drug credit carryforwards deferred tax asset.

The Company records interest and penalties related to unrecognized tax benefits within interest and other income, net. As of December 31, 2018, and 2017, the Company had not accrued any interest or penalties related to unrecognized tax benefits. The Company is subject to U.S. federal and California income tax assessment for years beginning in 2012 and Australia beginning in 2015. However, since the Company has incurred federal and California net operating losses every year since inception, all of its income tax returns are subject to examination and adjustments by the Internal Revenue Service for at least three years and by the California Franchise Tax Board for four years following the year in which the tax attributes are utilized. The Company does not believe that there will be a material change in its unrecognized tax positions over the next twelve months. There is no amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate.

Uncertain Tax Positions

The Company has not been audited by the Internal Revenue Service, any state tax authority, or foreign tax authorities. It is subject to taxation in the United States and Australia. Because of the net operating loss, research credit carryforwards, and orphan drug tax credit carryforwards, substantially all of its tax years, from 2012 to 2018, remain open to U.S. federal and California tax examinations. The statute of limitation in Australia is four years.

There were no interest or penalties accrued at December 31, 2018 and 2017.

At December 31, 2018, 2017 and 2016, the Company's reserve for unrecognized tax benefits is approximately $3.8 million, $2.5 million and $1.5 million, respectively. Due to the full valuation allowance at December 31, 2018, current adjustments to the unrecognized benefits will have no impact to the Company's effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
		As revised (Note 2)
Beginning balance	$2,471	$1,474	$719
Increases (decreases) of unrecognized tax benefits related to prior year	289	(97)	—
Increases of unrecognized tax benefits related to current year	1,050	1,094	755
Ending balance	$3,810	$2,471	$1,474

The Company does not anticipate material changes to its uncertain tax positions through the next twelve months.

12. Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

(in thousands, except per share amounts)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2018
Revenues	$5,331	$6,639	$9,188	$12,400
Total operating expenses	23,931	26,130	26,867	30,281
Net loss	(17,820)	(18,413)	(15,789)	(15,676)
Net loss per common share, basic and diluted	$(0.50)	$(0.49)	$(0.39)	$(0.39)
Weighted average number of shares, basic and diluted	35,827,235	37,440,024	40,116,644	40,259,575
2017, As Revised (Note 2)
Revenues	$2,410	$3,001	$3,077	$2,954
Total operating expenses	17,393	18,771	20,245	13,700
Net loss	(14,762)	(15,461)	(16,721)	(10,066)
Net loss per common share, basic and diluted	$(0.47)	$(0.50)	$(0.50)	$(0.28)
Weighted average number of shares, basic and diluted	31,089,310	31,200,773	33,525,567	35,684,201

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYOKARDIA, INC.

February 28, 2019	By:	/s/ T. Anastasios Gianakakos
T. Anastasios Gianakakos Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of T. Anastasios Gianakakos and Taylor Harris, as his true and lawful attorney-in-fact and agent, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. Anastasios Gianakakos	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
T. Anastasios Gianakakos

/s/ Taylor Harris	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019
Taylor Harris

/s/ Sunil Agarwal	Director	February 28, 2019
Sunil Agarwal, M.D.

/s/ Mary Cranston	Director	February 28, 2019
Mary B. Cranston

/s/ David P. Meeker	Director	February 28, 2019
David P. Meeker, M.D.

/s/ Mark L. Perry	Director	February 28, 2019
Mark L. Perry

/s/ Kimberly Popovits	Director	February 28, 2019
Kimberly Popovits

/s/ Wendy Yarno	Director	February 28, 2019
Wendy Yarno