Form 10-Q
period 2019-03-31
MyoKardia Inc
filed 2019-05-09
CIK 1552451

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	MYOK	NASDAQ Global Select Market

The number of outstanding shares of the registrant’s common stock on May 6, 2019 was 46,070,504 shares.

MYOKARDIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

MYOKARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$466,254	$246,122
Short-term investments	92,540	68,564
Prepaid expenses and other current assets	4,312	4,760
Total current assets	563,106	319,446
Property and equipment, net	5,592	5,138
Operating lease right-of-use assets	2,473	—
Long-term investments	69,524	80,148
Restricted cash and other	2,611	2,521
Total assets	$643,306	$407,253
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	5,194	$2,946
Accrued liabilities	20,469	20,758
Prepayment from collaboration partner	3,099	12,973
Operating lease liabilities - current	2,529	—
Total current liabilities	31,291	36,677
Other long-term liabilities	73	9
Total liabilities	31,364	36,686
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at March 31, 2019 and December 31, 2018; 46,001,775 and 40,288,949 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	5	4
Additional paid-in capital	851,664	573,183
Accumulated other comprehensive income (loss)	296	(67)
Accumulated deficit	(240,023)	(202,553)
Total stockholders’ equity	611,942	370,567
Total liabilities and stockholders’ equity	$643,306	$407,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Collaboration and license revenue	$—	$5,331
Operating expenses:
Research and development	26,190	16,618
General and administrative	13,551	7,313
Total operating expenses	39,741	23,931
Loss from operations	(39,741)	(18,600)
Interest and other income, net	2,271	780
Net loss	(37,470)	(17,820)
Other comprehensive gain (loss)	363	(137)
Comprehensive loss	$(37,107)	$(17,957)
Net loss per share, basic and diluted	$(0.93)	$(0.50)
Weighted average number of shares used to compute net loss per share, basic and diluted	40,506,313	35,827,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

For the three months ended March 31, 2019
			Additional	Accumulated other		Total
	Common Stock		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	income/ (loss)	Deficit	Equity
BALANCE—December 31, 2018	40,288,949	$4	$573,183	$(67)	$(202,553)	$370,567
Issuance of common stock in connection with the 2019 follow-on offering, net of issuance costs of $17,638	5,663,750	1	271,212	—	—	271,213
Issuance of common stock upon the exercise of options and release of stock awards	49,076	—	280	—	—	280
Vesting of early exercised stock options	—	—	8	—	—	8
Stock-based compensation	—	—	6,981	—	—	6,981
Unrealized gains, net of tax benefits	—	—	—	363	—	363
Net loss	—	—	—	—	(37,470)	(37,470)
BALANCE—March 31, 2019	46,001,775	$5	$851,664	$296	$(240,023)	$611,942

For the three months ended March 31, 2018
			Additional	Accumulated other		Total
	Common Stock		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	income/ (loss)	Deficit	Equity
BALANCE—December 31, 2017	35,812,791	$4	$365,719	$(192)	$(134,855)	$230,676
Issuance of common stock upon the exercise of options	110,961	—	806	—	—	806
Repurchase of early exercised stock options	(770)	—	(1)	—	—	(1)
Vesting of early exercised stock options	—	—	18	—	—	18
Stock-based compensation	—	—	3,631	—	—	3,631
Unrealized losses, net of tax benefits	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	(17,820)	(17,820)
BALANCE—March 31, 2018	35,922,982	$4	$370,173	$(329)	$(152,675)	$217,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities:
Net loss	$(37,470)	$(17,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,981	3,631
Depreciation	461	300
Amortization of (discounts) premiums on investments	(292)	2
Change in operating assets and liabilities:
Receivable from collaboration partner	—	1,013
Prepaid expenses and other current assets	448	(444)
Operating lease right-of-use assets	635	—
Other long-term assets	(13)	(146)
Accounts payable	1,950	212
Accrued liabilities	(180)	(1,257)
Prepayment from collaboration partner	(9,874)	3,269
Other long-term liabilities	(692)	(43)
Deferred revenue	—	(5,331)
Net cash used in operating activities	(38,046)	(16,614)
Cash flow from investing activities:
Purchases of investments	(32,697)	(31,749)
Sales of investments	4,000	—
Maturities of investments	16,000	8,000
Purchases of property and equipment	(813)	(1,188)
Proceeds from sale of equipment	—	39
Net cash used in investing activities	(13,510)	(24,898)
Cash flow from financing activities:
Proceeds from issuance of common stock in follow-on offerings, net of issuance costs	271,520	—
Payments of financing related costs	(35)	—
Proceeds from exercise of stock options and employee stock purchase plan	280	806
Net cash provided by financing activities	271,765	806
Net increase (decrease) in cash, cash equivalents and restricted cash	220,209	(40,706)
Cash, cash equivalents and restricted cash, beginning of period	248,265	224,857
Cash, cash equivalents and restricted cash, end of period	$468,474	$184,151
Non-cash investing and financing activities:
Vesting of early exercised options and restricted stock	$8	$18
Unpaid financing-related costs	$262	$—
Unpaid portion of property and equipment purchases included in period-end accounts payable and accrued liabilities	$570	$317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

MyoKardia, Inc. (the “Company”) is a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. The Company’s initial focus is on the treatment of heritable cardiomyopathies, a group of rare, genetically driven forms of heart failure that result from biomechanical defects in cardiac muscle contraction. MyoKardia’s most advanced program, mavacamten, is in four clinical trials, including a pivotal Phase 3 study for the treatment of hypertrophic cardiomyopathy. A second clinical-stage candidate, MYK-491, is in a Phase 2a multiple-ascending dose study in patients with stable systolic heart failure. The Company was incorporated on June 8, 2012 in Delaware and its corporate headquarters and operations are in South San Francisco, California.

Liquidity

The Company has incurred significant operating losses since inception and has an accumulated deficit of $240.0 million as of March 31, 2019. The Company has relied on its ability to fund its operations through private and public equity financings, and to a lesser extent, through a license and collaboration arrangement with a collaboration partner, Sanofi S.A. (“Sanofi”), via its subsidiary, Aventis Inc. As discussed further in Note 3, the collaboration agreement with Sanofi ended on December 31, 2018 and the Company will no longer record revenues from Sanofi in 2019 nor will it receive reimbursements of research and development expenses after June 30, 2019. The Company has not yet received regulatory approval to commercialize or sell any product and does not have customers. Management expects operating losses and negative operating cash flows to continue for the foreseeable future. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval, and commercialization of the Company’s products and product candidates and the achievement of a level of revenues adequate to support its cost structure. The Company’s ultimate success depends on the outcome of its research and development activities. The Company expects to incur additional losses and negative cash flows for the foreseeable future and it anticipates the need to raise additional capital to fully implement its business plan. The Company intends to raise such capital through the issuance of additional equity, debt and/or strategic alliances with partner companies. There is no assurance that such financing will be available on terms acceptable to the Company, if at all.

On March 8, 2018, the Company filed a Registration Statement on Form S-3ASR (the “2018 Shelf Registration Statement”) covering the potential offering, issuance, and sale of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. In March 2019, the Company completed a follow-on offering under the 2018 Shelf Registration Statement pursuant to which the Company issued 5,663,750 shares of common stock at a price of $51.00 per share, which includes 738,750 shares sold directly to the underwriters upon exercise of their option to purchase up to 738,750 shares of the Company’s common stock within 30 days of the offering. During the three months ended March 31, 2019, the Company received proceeds totaling approximately $271.2 million from the offering, net of underwriting discounts and commissions and offering expenses.

As of March 31, 2019, the Company had $628.3 million of cash, cash equivalents and investments (short-term and long-term) and management believes that these amounts will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for the twelve months following the date of this Form 10-Q. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, include the Company’s accounts and those of its wholly-owned subsidiary and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company currently operates in one business segment, which is the identification, development and commercialization of therapies for the treatment of serious and neglected rare cardiovascular diseases and has a single reporting and operating unit. These interim statements, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2019 and 2018.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year or any interim period and should be read in conjunction with the audited financial statements for the year ended December 31, 2018 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2018 Annual Report on Form 10-K and are updated below as necessary.

Accounting Policies - Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are presented separately on our condensed consolidated balance sheets. The Company does not have any finance leases.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term beginning at the commencement date. As the Company’s leases do not provide enough information to determine an implicit interest rate, the Company determines an incremental borrowing rate based on the information available as of the lease commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Lease agreements that contain lease and non-lease components are accounted for as a single lease component.

Cash as Reported in Condensed Consolidated Statements of Cash Flows

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as presented on the condensed consolidated balance sheets and consists of (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$466,254	$246,122	$183,865	$224,571
Restricted cash - noncurrent	2,220	2,143	286	286
Total cash, cash equivalents and restricted cash	$468,474	$248,265	$184,151	$224,857

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive gain (loss) and the related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to license and collaboration revenues, accrued clinical trial and manufacturing development expenses, stock-based compensation expense, income tax expense and operating leases. Significant estimates in these condensed consolidated financial statements include estimates made in connection with accrued research and development expenses, stock-based compensation expense, leases, income tax expenses and revenue. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Adopted Accounting Pronouncements – Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (“ASC 842”), which requires lessees to recognize a right-of-use asset (“ROU”) and a lease liability on the balance sheet for all leases except for short-term leases with a lease term of twelve months or less. For lessees, leases continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the prior model but updated to align with certain changes to the lessee model. Lessors continue to classify leases as operating, direct financing or sales-type leases. The Company elected to adopt ASC 842 under the transition method that allows for the application of the new guidance at the beginning of the adoption period without recasting comparative periods. In addition, the Company elected the practical expedient that allows for the separate lease components and non-lease components of a lease to be combined and accounted for as a single lease component. The Company also elected transition practical expedients to the implementation of the lease standard, as follows:  (1) the Company did not reassess whether any expired or existing contracts, which had commenced before January 1, 2019, the date of adoption, are or contain leases  (2) the Company did not reassess the lease classification for any expired or existing leases and (3) the Company did not reassess the initial direct costs for any existing leases.

All of the Company’s existing leases are operating leases for property at its South San Francisco facilities, which historically have been accounted for as operating leases, and under ASC 842 were also determined to be operating leases. The Company also reviewed its open contracts as of the date of adoption and determined that none had terms and conditions that would represent ROU assets or liabilities that would be considered embedded leases.

Upon adoption, the Company recognized ROU assets and related lease liabilities totaling $2.1 million, representing the present value of future lease payments of each lease utilizing the Company’s incremental borrowing rate (“IBR”), which is the estimated borrowing rate of a collateralized loan over the remaining term of the lease. Also upon adoption, a deferred rent amount of $0.2 million as of December 31, 2018 was reclassified to the ROU assets, reducing the carrying value to $1.9 million. The increase in ROU assets and related lease liabilities since adoption of ASC 842 during the first quarter of 2019 resulted from the Company entering into an additional facility operating lease in South San Francisco.

Adopted Accounting Pronouncements - Other

In June 2018, the FASB issued ASU No. 2018-07 (Topic 718), Compensation – Stock Compensation. The update represents an expansion of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The Company has adopted ASU 2018-17 in the first quarter of 2019 and did not have a material impact to the Company’s financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments –Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. For available-for-sale debt securities, expected credit losses should be estimated when the fair value of the debt securities is below their associated amortized costs. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted. The modified retrospective approach should be applied upon adoption of this new guidance. The Company has evaluated this amendment and it is not expected to have a material impact to the Company’s financial statements.

3. Sanofi License and Collaboration Agreement

Sanofi (Aventis Inc.)

Agreement Overview and Termination

In August 2014, the Company entered into an exclusive License and Collaboration Agreement (“Collaboration Agreement”) with Aventis Inc., a wholly-owned subsidiary of Sanofi, for the research, development and potential commercialization of pharmaceutical products for the treatment, prevention and diagnosis of hypertrophic and dilated cardiomyopathy, as well as potential additional indications. During the period from August 2014 through December 2018, Sanofi paid the Company a total of $105.0 million in cash to perform research and development on the development of such products, as well as for granting to Sanofi certain royalty- bearing licenses. Of the $105.0 million, $0.7 million was attributed to a freestanding convertible preferred stock call option and $104.3 million was recognized as revenue during the period from August 2014 through December 31, 2018, the date on which the Company received a notice of termination of the Collaboration Agreement.

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

The Company determined that Sanofi was a related party of the Company due to its previous collaborative relationship, certain royalty-bearing license obligations on future sales of HCM-1 in the United States, and that it was the Company’s only partner. As of December 31, 2018, Sanofi was also a beneficial shareholder of the Company’s common stock. However in February 2019, Sanofi sold all its holdings of the Company’s common stock.

History of the Collaboration Agreement

Under the Collaboration Agreement, the Company granted Sanofi royalty-bearing licenses to develop and commercialize products resulting from its lead candidate programs HCM-1, HCM-2 and DCM-1. The licenses provided Sanofi with worldwide rights in the case of DCM-1 and rights outside the United States with respect to the HCM-1 and HCM-2 programs. The terms of the Collaboration Agreement also stated that the Company was responsible for conducting research and development activities through early human efficacy studies for all three programs, except for specified research activities to be conducted by Sanofi.

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

In December 2016, Sanofi provided notice to the Company of its election to continue the collaboration through December 31, 2018 pursuant to the terms of the Collaboration Agreement. In connection with Sanofi’s decision to continue the collaboration, the Company received the $45.0 million milestone payment in January 2017.

Under the terms of the agreement, the Company was also entitled to receive tiered royalties ranging from the mid-single digits to the mid-teens on net sales of certain HCM-1, HCM-2 and DCM-1 finished products outside the United States and on net sales of certain DCM-1 finished products in the United States.

Revenue Recognition

The Company evaluated the Collaboration Agreement and determined that it had the following performance obligations:

1.	the licenses of Company intellectual property to Sanofi for each of the HCM-1, HCM-2 and DCM-1 programs, and
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

Any consideration related to sales-based royalties was to be recognized when the related sales occurred and therefore has also been excluded from the transaction price.

Methodology for Recognition

Since the Company determined that the three performance obligations were satisfied over time, the Company selected a single revenue recognition method that it believed most faithfully depicted the Company’s performance in transferring control of the services. GAAP allows entities to choose between two methods to measure progress toward complete satisfaction of a performance obligation:

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

For the three months ended March 31, 2019 and 2018, the Company recognized zero and $5.3 million of collaboration and license revenue, respectively.  The Company will not recognize any further revenue from the Collaboration Agreement.

There were no contract assets or liabilities as of March 31, 2019.  The following table presents changes in the Company’s contract liabilities, which excludes research and development reimbursements under the cost sharing plan further discussed below, for the three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31, 2018
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities:
Deferred revenue	$33,558	$—	$(5,331)	$28,227

Cost Sharing

During the three months ended March 31, 2019 and 2018, the Company has received research and development cost reimbursements from Sanofi under the terms of the Collaboration Agreement.

Since the inception of the Collaboration Agreement and up until the termination date, Sanofi had been conditionally responsible for reimbursing the Company for:

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

Pursuant to the additional compounds provisions of the Collaboration Agreement, in August 2018 Sanofi agreed to reimburse the Company for eligible costs it has incurred in the development of the MYK-224 compound, which was identified as an additional compound under the HCM-1 program. Eligible costs are subject to review and approval under the same procedures as under the RPP program; reimbursable costs consist of research and development activities agreed to by the Company and Sanofi that were negotiated and budgeted prior to the application for reimbursement. Reimbursements for this compound continued to be received from Sanofi until March 31, 2019, in accordance with the Collaboration Agreement termination terms.

Estimated reimbursements are invoiced to Sanofi before each interim period based on budgeted amounts. For the RPP program, these estimates consist of one half of the Company’s mavacamten development budget in excess of Sanofi’s mavacamten development budget each interim period. For the MYK-224 compound, these estimates consist of the Company’s entire research and development budget related to the compound for the forthcoming quarter. After each period end, a review of the actual expenses incurred is performed and any adjustments are carried forward to future invoices. Actual amounts received from Sanofi are applied to the applicable interim period to reduce the Company’s research and development expenses.

Due to the termination of the license agreement effective December 31, 2018, the Company will not receive further reimbursements for the MYK-224 compound for any periods subsequent to April 1, 2019 and for the mavacamten compound subsequent to July 1, 2019.  The Company and Sanofi will finalize the accounting for the MYK-224 program during the quarter ending June 30, 2019 and apply any credits or payables to the remaining mavacamten settlement in the quarter ending September 30, 2019.

The Company recorded $9.9 million and $2.8 million as reductions to research and development expenses for the three months ended March 31, 2019 and 2018, respectively.

The following table presents the Sanofi research and development reimbursement receivables and related prepayment activity during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Receivable from collaboration partner
Balance at beginning of the period	$—	$1,013
Additions	—	—
Deductions	—	(1,013)
Balance at end of period	$—	$—

Prepayment from collaboration partner for mavacamten
Balance at beginning of period	$12,973	$4,432
Additions for advance billings	—	—
Payments received from Sanofi	—	6,090
Actual expenses incurred	(9,874)	(2,821)
Balance at end of period	$3,099	$7,701

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$465,257	$465,257	$—	$—
U.S. government agency obligations	98,165	—	98,165	—
Corporate securities	63,899	—	63,899	—
Total	$627,321	$465,257	$162,064	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$245,194	$245,194	$—	$—
U.S. government agency obligations	85,033	—	85,033	—
Corporate securities	63,679	—	63,679	—
Total	$393,906	$245,194	$148,712	$—

The following table is a summary of amortized cost, unrealized gain and loss, and fair value of the Company’s marketable securities by contractual maturities (in thousands):

	Fair Value Measurements at March 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$465,257	$—	$—	$465,257
Short-term investments (due within one year)	92,522	49	(31)	92,540
Long-term investments (due between one and two years)	69,241	283	—	69,524
Total	$627,020	$332	$(31)	$627,321

	Fair Value Measurements at December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$245,194	$—	$—	$245,194
Short-term investments (due within one year)	68,656	—	(92)	68,564
Long-term investments (due between one and two years)	80,118	98	(68)	80,148
Total	$393,968	$98	$(160)	$393,906

5. Leases

As of March 31, 2019, the Company has operating leases recorded on its balance sheet for approximately 70,500 square feet of office and lab space in three separate facilities in South San Francisco, California (the “Existing Facilities”).  All of the lease agreements associated with the Existing Facilities expire on or before April 1, 2020 and there are no options to extend the leases. The Company does not plan to cancel the existing lease agreements for its Existing Facilities prior to their respective expiration dates. The Company does not have any leases that would be classified as finance leases.

Information related to operating leases as of March 31, 2019 and upon adoption of ASC 842 on January 1, 2019 is as follows (in thousands, except for percentages and years).

	March 31, 2019	January 1, 2019
Assets
Operating lease right-of-use assets	$2,473	$1,940

Liabilities
Operating lease liabilities - current	$2,529	$2,126
Operating lease liabilities – noncurrent (1)	73	—
	$2,602	$2,126

Weighted average remaining lease term (years)	0.9	1.0
Weighted average discount rate	6%	6%

(1)	Operating lease liabilities – noncurrent is included in other long-term liabilities in the consolidated balance sheets.

Information related to operating lease activity during the three months ended March 31, 2019 follows (in thousands):

Three Months Ended
March 31, 2019
Operating lease right-of-use assets obtained in exchange for lease obligations	$1,095

Operating lease rental expense	$669

Operating lease payments	$727

Future annual payments of operating lease liabilities as of March 31, 2019 are as follows (in thousands):

Year ending December 31:	Amount
2019 (nine months remaining)	$2,280
2020	387
Total lease payments	2,667
Less: discount	(65)
Present value of operating lease liabilities	$2,602

In September 2018, the Company entered into a noncancelable operating lease (the “Lease”) for approximately 129,800 square feet of space in Brisbane, California (the “New Facility”). The date on which the Company will record the ROU asset and lease liability on its balance sheet (the “Commencement Date”), as well as when it becomes responsible for paying rent under the Lease, will be the date the premises are ready for occupancy, currently anticipated to be January 2020. The Lease expires 10 years after the Commencement Date. The Lease grants the Company an option to extend the Lease for an additional 10-year period. Future minimum rental payments under the Lease during the 10-year term are $93.2 million in the aggregate. The Lease further provides that the Company is obligated to pay to the landlord certain costs, including taxes and operating expenses.

In September 2018, the Company provided a standby letter of credit of $1.9 million as security for its obligations under the Lease. This standby letter of credit, together with standby letters on Existing Facilities, are classified on the balance sheet as restricted cash and other.

Future annual minimum operating lease payments due under the Lease are as follows (in thousands):

Year ending December 31:	Amount[1]
2019 (nine months remaining)	$—
2020	5,454
2021	8,461
2022	8,757
2023	9,063
Thereafter	61,444
Total	$93,179

(1)	The table above is prepared under the assumption that the Commencement Date at the New Facility will be January 1, 2020.

The adoption of ASC 842 did not materially affect the amount or timing of operating lease rent expense to be recognized during the year ended December 31, 2019 as compared to accounting under the prior guidance. Operating lease rent expense for the three months ended March 31, 2019 and 2018 was $0.7 million and $0.4 million, respectively, which is included in operating expenses on the Company’s condensed consolidated statements of operations and comprehensive loss. The operating leases require the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

6. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Scientific equipment	$9,679	$9,126
Furniture and equipment	1,450	1,248
Capitalized software	389	302
Leasehold improvements	524	451
Total	12,042	11,127
Less: Accumulated depreciation	(6,450)	(5,989)
Property and equipment, net	$5,592	$5,138

Depreciation expense was $0.5 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Clinical research and development	$12,877	$10,903
Payroll-related liabilities	4,741	8,151
Other	2,851	1,704
Total accrued liabilities	$20,469	$20,758

7. Commitments and Contingencies

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

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of March 31, 2019 or December 31, 2018.

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

8. Stockholders’ Equity

On March 8, 2018, the Company filed the 2018 Shelf Registration Statement covering the potential offering, issuance, and sale of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. In March 2019, the Company completed a follow-on offering under the 2018 Shelf Registration Statement pursuant to which the Company issued 5,663,750 shares of common stock at a price of $51.00 per share, which included 738,750 shares sold directly to the underwriters upon exercise of their over-allotment option. During the three months ended March 31, 2019, the Company received proceeds totaling approximately $271.2 million from the offering, net of underwriting discounts and commissions and offering expenses.

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows:

	March 31, 2019	December 31, 2018
Options and awards issued and outstanding	5,257,140	3,864,407
Shares available for issuance under 2015 Stock Option and Incentive Plan	1,077,783	904,785
Shares available for issuance under 2015 Employee Stock Purchase Plan	1,183,605	780,716
Total	7,518,528	5,549,908

9. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to equity awards granted to employees and consultants for all periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$2,963	$1,591
General and administrative	4,018	2,040
Total	$6,981	$3,631

The following summarizes option and other equity award activity under the 2012 Equity Incentive Plan and 2015 Stock Option and Incentive Plan:

	Shares Subject to	Weighted Average
	Outstanding Options	Exercise Price per Share
Balance at December 31, 2018	3,701,461	$26.40
Options granted	1,080,413	40.68
Options exercised	(19,596)	14.30
Options canceled/forfeited	(49,527)	25.86
Balance at March 31, 2019	4,712,751	29.73

	Shares Subject to	Weighted Average
	Outstanding Awards	Grant Date Fair Value
Balance at December 31, 2018	162,946	$53.37
RSUs awarded	412,499	40.78
RSUs released	(26,230)	52.85
RSUs forfeited	(4,826)	47.08
Balance at March 31, 2019	544,389	43.91

Restricted stock units (“RSUs”) settle into shares of common stock upon vesting and the fair value is the market price on the date of grant.

In relation to stock options and awards that vest upon the achievement of performance criteria, there was zero and $153,000 in stock-based compensation expense recorded for the three months ended March 31, 2019 and 2018, respectively. The Company begins to recognize expenses related to these stock options and awards during the period upon concluding that certain performance criteria are considered probable.

10. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator
Net loss	$(37,470)	$(17,820)
Denominator
Weighted average shares outstanding	40,512,983	35,889,835
Less: weighted average shares subject to repurchase	(6,670)	(62,600)
Weighted average shares used to compute basic and diluted net loss per share	40,506,313	35,827,235
Net loss per share, basic and diluted	$(0.93)	$(0.50)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of March 31,
	2019	2018
Common stock subject to repurchase	5,003	51,767
Options and awards issued and outstanding	5,257,140	3,793,364

As of March 31, 2019, the Company has contributions from plan participants of $0.7 million under the 2015 Employee Stock Purchase Plan (“2015 ESPP”), which if converted, would be equivalent to approximately 15,000 shares based on 85% of the stock price at the beginning of the offering period. As of March 31, 2018, the Company had contributions from plan participants of $0.4 million under the 2015 ESPP, which if converted, would have been equivalent to approximately 11,000 shares based on 85% of the stock price at the beginning of the offering period.

11. Income taxes

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit potentially recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. As of March 31, 2019, the Company’s uncertain tax positions were subject to valuation allowances and the Company has not recorded provisions for income taxes for the three months ended March 31, 2019 and 2018, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (SEC) on February 28, 2019 (the “Annual Report”).

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

Overview

We are a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious cardiovascular diseases. Our goal is to be the world’s leading precision cardiovascular medicine company. Precision medicine involves discovering and developing therapies that integrate clinical and molecular information based on the biological basis of disease. Our strategy is to identify homogenous subgroups of patients with a given cardiovascular disease, understand the causal factors underlying that subgroup’s condition, and develop targeted therapies designed to correct the common underlying defect leading to abnormal cardiac contraction or relaxation within each subgroup.

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

Our second clinical-stage candidate, MYK-491, has completed two single-ascending dose Phase 1 studies, in healthy volunteers and in patients with stable heart failure. MYK-491 was shown to increase cardiac contractility by 5-20 percent across multiple echocardiographic parameters at higher dose concentrations, with minimal impact on diastolic function. MYK-491 is currently being studied in a Phase 2a multiple-ascending dose clinical trial in patients with stable heart failure. Additionally, we are advancing multiple preclinical programs, focused on regulating or normalizing cardiac muscle contractility and relaxation.

Financial Overview

We have not generated net income from operations and, as of March 31, 2019, had an accumulated deficit of $240.0 million, primarily as a result of research and development and general and administrative expenses. Through December 31, 2018 our revenue was derived from non-refundable payments under the license and collaboration agreement we entered into with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A. (“Sanofi”), in August 2014 (the “Collaboration Agreement”), and we have not yet generated any revenue from product sales. We have never been profitable and have incurred net losses in each year since our inception. We expect to incur significant and increasing losses from operations for the foreseeable future, and we can provide no assurance that we will ever generate significant revenue or profits.

Through March 31, 2019, we have financed our operations through an initial public offering (“IPO”), four follow-on public offerings, private placements of redeemable convertible preferred stock as well as funds received in connection with the Collaboration Agreement. Our equity issuances have been as follows:

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

•

In August 2017, we completed a follow-on public offering of 4,025,000 shares of common stock at an offering price of $35.50 per share, resulting in net proceeds of approximately $133.9 million, after deducting underwriting discounts, commissions and offering costs.

•

In June 2018, we completed a follow-on public offering of 3,961,147 shares of common stock at an offering price of $49.00 per share, resulting in net proceeds of approximately $181.9 million, after deducting underwriting discounts, commissions and offering costs.

•

In March 2019, we completed a follow-on public offering of 5,663,750 shares of common stock at an offering price of $51.00 per share, resulting in net proceeds of approximately $271.2 million, after deducting underwriting discounts, commissions and offering costs.

In connection with the Collaboration Agreement, we have received $148.4 million from Sanofi, consisting of a $35.0 million upfront payment, a $25.0 million milestone payment for the submission of an Investigational New Drug (“IND”) application for MYK-491 with the U.S. Food and Drug Administration (the “FDA”) in November 2016, a $45.0 million continuation payment from Sanofi in January 2017 and $43.4 million in reimbursements and prepayments for research and development costs under the development portion of our Collaboration Agreement. As of March 31, 2019, we have an accumulated deficit of $240.0 million, cash and cash equivalents of $466.3 million, short-term investments of $92.5 million and long-term investments of $69.5 million.

We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. We currently utilize third-party clinical research organizations (“CROs”) to carry out our clinical development and trials. We do not yet have a sales organization.

Research and development expenses incurred in the development and potential commercialization of mavacamten, MYK-491 and other product candidates, are shown net of $9.9 million and $2.8 million in reductions in expense due to Sanofi research and development reimbursements during the three months ended March 31, 2019 and 2018, respectively, as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Mavacamten	$12,623	$7,940
MYK-491	4,829	2,820
Other	8,738	5,858
Total research and development expenses	$26,190	$16,618

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

Over the course of the collaboration, we received the following from Sanofi:

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

Under the terms of the Collaboration Agreement, the agreement was deemed terminated if Sanofi did not notify us that they intended to continue to fund certain programs on or before December 31, 2018. On that date, Sanofi notified us that they did not intend to continue the collaboration with respect to the HCM-1 program and that the agreement was deemed terminated with respect to all other programs. As a result, the agreement has been terminated in its entirety except for Sanofi’s continuing rights to royalties in the event of commercialization of the HCM-1 program. The events leading up to the termination included our belief and discussion with Sanofi that it is critical to our strategy to maintain control of the U.S. commercial rights for mavacamten, as well our desire not to grant additional rights in expanded indications.

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

Our significant accounting policies are fully described in Note 2 of our Annual Report. We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no changes to our significant accounting policies during the three months ended March 31, 2019, except with respect to changes in our accounting for leases upon the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”).

Components of Operating Results

Collaboration and License Revenue

Up until its discontinuation and termination as of December 31, 2018, we generated revenue from the Collaboration Agreement with Sanofi for the development and commercialization of products under the collaboration.

Operating Expense

Research and Development Expenses

Research and development expenses consist of salaries and benefits, including stock-based compensation, lab supplies and facility costs, and fees paid to CROs to conduct certain research and development activities on our behalf. Amounts incurred in connection with collaboration and license agreements are also included in research and development expense. Payments made prior to the receipt of goods or services are capitalized until the goods or services are received. Amounts shown are net of reductions in research and development expenses due to reimbursements from Sanofi under the Collaboration Agreement.

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

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2019 and 2018

The following table compares the operating results (in thousands):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Collaboration and license revenue	$—	$5,331	$(5,331)	-100%
Operating expenses:
Research and development, net	26,190	16,618	9,572	58%
General and administrative	13,551	7,313	6,238	85%
Total operating expenses	39,741	23,931	15,810	66%
Loss from operations	(39,741)	(18,600)	(21,141)	114%
Interest and other income, net	2,271	780	1,491	191%
Net loss	$(37,470)	$(17,820)	$(19,650)	110%

Collaboration and License Revenue

Collaboration and license revenue decreased from $5.3 to zero for the three months ended March 31, 2018 and 2019, respectively. The prior year’s revenue relates to the amounts recognized from the continuation payment of $45.0 million under the Collaboration Agreement, under which all revenues were recognized as of December 31, 2018.

Research and Development Expenses

Research and development expenses increased $9.6 million, or 58%, from $16.6 million for the three months ended March 31, 2018 to $26.2 million for the three months ended March 31, 2019. The increase in research and development expenses was primarily due to the following:

•	a $6.6 million increase in clinical expenses related to our mavacamten and MYK-491 clinical trials;
•	a $3.7 million increase in personnel expenses due to a higher employee headcount;
•	a $2.8 million increase in contract research, chemistry and biology expenses on discovery and pre-clinical programs;
•	a $1.4 million increase in stock compensation expense;

•	a $0.9 million increase in contract manufacturing; and
•	a $0.9 million increase in medical affairs, office, travel and other expenses,
•	offset by a $7.1 million increase in research and development credits from Sanofi during the three months ended March 31, 2019 as compared to a year ago.

General and Administrative Expenses

General and administrative expenses increased $6.2 million, or 85%, from $7.3 million for the three months ended March 31, 2018 to $13.6 million for the three months ended March 31, 2019. The increase in general and administrative expenses was primarily due to the following:

•	a $2.0 million increase in stock compensation expense;
•	a $1.6 million increase in accounting and consulting fees;
•	a $1.5 million increase in personnel expenses due to a higher employee headcount;
•	a $0.4 million increase in office and facilities-related expenses;
•	a $0.4 million increase in sales and marketing expenses; and
•	a $0.3 million increase in other miscellaneous expenses.

Interest and Other Income, Net

Interest and other income increased $1.5 million, or 191%, from $0.8 million for the three months ended March 31, 2018 to $2.3 million for the period ended March 31, 2019. The increase in interest income was primarily due to interest earned on higher invested balances.

Liquidity and Capital Resources

As of March 31, 2019, our principal source of liquidity was cash, cash equivalents and short- and long-term investments, which totaled $628.3 million. Since our inception in June 2012, we have funded our operations primarily through:

•	Payments from our collaboration partner totaling $148.4 for research and development, and
•	Proceeds, net of issuance costs, from private placements of convertible preferred stock and public offerings of common stock totalling $797.6 million.

On December 31, 2018, Sanofi notified us that it was terminating the Collaboration Agreement. After June 30, 2019, we will no longer receive reimbursements of research and development expenses and all revenue related to the Collaboration Agreement had been recognized as of December 31, 2018.

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

We will continue to seek additional financing to develop our product candidates and fund operations for the foreseeable future through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other technologies, product candidates or programs that we would prefer to develop and commercialize ourselves.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(38,046)	$(16,614)
Investing activities	(13,510)	(24,898)
Financing activities	271,765	806
Net increase (decrease) in cash, cash equivalents and restricted cash	$220,209	$(40,706)

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $38.0 million, and was primarily due to the net loss for the period of $37.5 million, adjusted for non-cash stock-based compensation expense of $7.0 million and depreciation of $0.5 million.  Changes in working capital primarily consisted of a reduction in prepayments from collaboration partner of $9.9 million, an increase in accounts payable of $2.0 million and a decrease in other long-term liabilities of $0.7 million.

Net cash used in operating activities for the three months ended March 31, 2018 was $16.6 million, and was primarily due to the net loss for the period of $17.8 million and stock-based compensation expense of $3.6 million, and was also affected by changes in operating assets and liabilities, including a decrease in deferred revenue of $5.3 million partially offset by an increase in prepayment from a collaboration partner of $3.3 million.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2019 consisted primarily of purchases of investments of $32.7 million and purchases of equipment of $0.8 million, offset by sales and maturities of investments of $4.0 million and $16.0 million, respectively.

Cash used in investing activities for the three months ended March 31, 2018 consisted primarily of purchases of investments of $32.0 million and investments in equipment of $1.2 million, offset by maturities of investments of $8.0 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 consisted of proceeds from the issuance of common stock in connection with a follow-on offering of $271.5 million, net of underwriter’s discount, and funds received as a result of common stock option exercises of $0.3 million.

Cash provided by financing activities for the three months ended March 31, 2018 consisted of funds received as a result of common stock option exercises of $0.8 million.

Contractual Obligations and Other Commitments

There have been no material changes, other than that discussed below, outside the ordinary course of our business to our contractual obligations during the three months ended March 31, 2019, as compared to those disclosed in our Annual Report.

In September 2018, we entered into a noncancelable operating lease (the “Lease”) for approximately 129,800 square feet of space in Brisbane, California (the “New Facility”). The date on which we will become responsible for paying rent under the Lease (the “Commencement Date”) will be the date the premises are ready for occupancy, currently anticipated to be January 2020. The Lease expires 10 years after the Commencement Date. The Lease grants us an option to extend the Lease for an additional 10-year period. Future minimum rental payments under the Lease during the 10-year term are $93.2 million in the aggregate. The Lease further provides that we are obligated to pay to the landlord certain costs, including taxes and operating expenses. The Lease expires 10 years after the Commencement Date.

The following table summarizes our contractual obligations under the new and existing operating leases as of March 31, 2019 (in thousands):

	Payments due by period (1)
	Less than 1 year (nine months)	1 to 3 years	3 to 5 years	After 5 years	Total
Lease obligations, net	$2,280	$14,301	$17,821	$61,444	$95,846

(1)	The table above is prepared under the assumption that the Commencement Date at the New Facility will be January 1, 2020.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2019, we had cash, cash equivalents and investments (short-term and long-term) of $628.3 million, consisting of interest-bearing money market accounts and money market funds, which would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities of our cash and cash equivalents and the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash, cash equivalents or investments.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our initial product candidates, mavacamten and MYK-491, are in various stages of clinical testing and we must successfully complete our ongoing clinical trials and conduct significant additional clinical trials for MYK-491 before we can seek the regulatory approvals necessary to begin commercial sales of these or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our net loss for the three months ended March 31, 2019 and 2018 was $37.5 million and $17.8 million, respectively. As of March 31, 2019, we had an accumulated deficit of $240.0 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

As of March 31, 2019, our cash, cash equivalents and investments (short-term and long-term) totaled $628.3 million. We intend to use our cash, cash equivalents and investments to fund the advancement of our mavacamten clinical development program, including our ongoing Phase 3 clinical trial in symptomatic oHCM patients, our ongoing Phase 2 trial in symptomatic nHCM patients and our planned additional clinical trials of mavacamten, the progression of MYK-491 through clinical proof-of-concept, our ongoing preclinical, discovery and research programs and the expansion of our platform, as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, mavacamten, or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

•	achieving positive safety and efficacy data and desirable medicinal properties for our product candidates for the intended indications;
•	our ability to receive, and the timing of our receipt of, any marketing approvals from applicable regulatory authorities;
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
•

failure by us, our CROs or other third-party contractors to perform clinical trials in accordance with the FDA’s good clinical practice (“GCP”) requirements or applicable regulatory guidelines in other countries;

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

The time required to obtain approval by the FDA, European Medicines Agency and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary products and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and medicines that are important to our business, by pursuing the grant of patents from those applications around the world, and by taking steps to defend those patents if challenged by third parties. It is not uncommon in the pharmaceutical industry for patents covering successful drugs to be challenged for invalidity by third parties before or after the grant of such patents by a patent office (e.g., by a pre- or post-grant proceeding in a patent office or a court action). Currently we own five issued U.S. patents, several foreign patents and multiple pending applications worldwide that relate to our proprietary technology or product candidates. We cannot be certain that we will secure any additional rights to any issued patents with claims that cover any of our proprietary technology or product candidates.

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

We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets, and discovery processes to aid in proving trade secret misappropriation may be limited in many foreign countries. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we may have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position could be harmed.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including court actions for patent infringement or nullification, pre- and post-grant proceedings before the U.S. Patent and Trademark Office (“USPTO”), and corresponding proceedings in foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates or the use or manufacture thereof, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including utility, written description, novelty, non-obviousness or enablement. Additionally, in the United States, a patent can be deemed unenforceable if someone connected with the prosecution of a patent application intentionally withheld materially relevant information from the USPTO, or intentionally mislead the USPTO during prosecution. Third-party challenges to the validity and/or enforceability of a patent can occur in courts in the United States or abroad, or in pre- or post-grant proceedings in some foreign patent offices (e.g., but not limited to re-examination, post grant review, inter parties review, or opposition proceedings). Such proceedings could result in the revocation of, or amendment to, our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability of one of our patents for a product candidate, this could substantially affect our ability to protect that product candidate in the country in which the patent was issued. Such a loss of patent protection could have a material adverse impact on our business.

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

Although we do not currently have any products on the market, if we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers and third-party payors, subject to various U.S. federal and state fraud and abuse, patient privacy and other healthcare regulatory laws, and to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. Healthcare providers, physicians and other healthcare market participants play a primary role in the recommendation and prescription of any product for which we obtain marketing approval. These laws may impact, among other things, our proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include:

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
•

the U. S. legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of The Patient Protection and Affordable Care Act (“ACA”) and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

In addition, regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted a new regulation governing data practices and privacy called the General Data Protection Regulation (“GDPR”) which became effective on May 25, 2018. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, special protections for “sensitive information” such as health and genetic information, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on service providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of developing or commercializing our product candidates or impair our ability to collect data from patients resident in the European Union.

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

In the United States, the European Union and other foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, ACA changed the way healthcare is financed by both governmental and private insurers and significantly impacted the U.S. pharmaceutical and biotechnology industries. The ACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic products, and implements a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

The current presidential administration has indicated that enacting change to the ACA is a legislative priority and has alternatively discussed repealing and replacing the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017 that, while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. The 2017 Tax Reform Act includes a provision repealing the individual mandate, effective January 1, 2019. Further, on January 20, 2017, U.S. President Donald Trump signed an executive order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an executive order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued that such payments were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, or executive challenges. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year or pay a penalty, which is commonly known as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the individual mandate has been eliminated effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas (the “Texas District Court Judge”), ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal.

On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

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

As of March 31, 2019, we had 180 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In addition, under the Tax Act, the amount of post-2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

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

As of May 5, 2019, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 40.8% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult to predict our future operating results. Our net loss and other operating results will be affected by numerous factors, many of which are outside of our control and may be difficult to predict, including:

•	variations in the level of expenses related to our clinical development programs, our precision medicine platform or our preclinical research and development programs;
•	the timing and success or failure of preclinical studies and clinical trials for our product candidates or competing product candidates;
•	our ability to obtain regulatory approval for our product candidates, and the timing and scope of any such approvals we may receive;
•	if any of our product candidates receives regulatory approval, the level of underlying demand for these product candidates and our ability to successfully commercialize any approved product;
•	addition or termination of clinical trials or funding support;
•	our execution of any new collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;
•	any intellectual property infringement or other lawsuits in which we may become involved; and
•	regulatory developments affecting our product candidates or those of our competitors.

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

Date: May 9, 2019	MYOKARDIA, INC.

	By:	/s/ Tassos Gianakakos
Tassos Gianakakos
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Taylor Harris
Taylor Harris Chief Financial Officer (Principal Financial and Accounting Officer)