Form 10-Q
period 2019-06-30
MyoKardia Inc
filed 2019-08-07
CIK 1552451

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of outstanding shares of the registrant’s common stock on August 1, 2019 was 46,117,975 shares.

MYOKARDIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

MYOKARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$443,693	$246,122
Short-term investments	114,792	68,564
Prepaid expenses and other current assets	4,316	4,760
Total current assets	562,801	319,446
Property and equipment, net	5,435	5,138
Operating lease right-of-use assets	1,756	—
Long-term investments	43,952	80,148
Restricted cash and other	2,109	2,521
Total assets	$616,053	$407,253
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	3,037	$2,946
Accrued liabilities	24,744	20,758
Prepayment from collaboration partner	2,256	12,973
Operating lease liabilities - current	1,831	—
Total current liabilities	31,868	36,677
Other long-term liabilities	—	9
Total liabilities	31,868	36,686
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at June 30, 2019 and December 31, 2018; 46,098,059 and 40,288,949 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	5	4
Additional paid-in capital	861,880	573,183
Accumulated other comprehensive income (loss)	497	(67)
Accumulated deficit	(278,197)	(202,553)
Total stockholders’ equity	584,185	370,567
Total liabilities and stockholders’ equity	$616,053	$407,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration and license revenue	$—	$6,639	$—	$11,970
Operating expenses:
Research and development	27,708	17,218	53,898	33,836
Selling, general and administrative	13,856	8,912	27,407	16,225
Total operating expenses	41,564	26,130	81,305	50,061
Loss from operations	(41,564)	(19,491)	(81,305)	(38,091)
Interest and other income, net	3,172	1,078	5,443	1,858
Loss before income taxes	(38,392)	(18,413)	(75,862)	(36,233)
Income tax benefit	(218)	—	(218)	—
Net loss	(38,174)	(18,413)	(75,644)	(36,233)
Other comprehensive income (loss), net of tax effect of $219, $0, $219, $0, respectively	201	70	564	(67)
Comprehensive loss	$(37,973)	$(18,343)	$(75,080)	$(36,300)
Net loss per share, basic and diluted	$(0.83)	$(0.49)	$(1.75)	$(0.99)
Weighted average number of shares used to compute net loss per share, basic and diluted	46,065,901	37,440,024	43,301,417	36,620,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

For the six months ended June 30, 2019
			Additional	Accumulated other		Total
	Common Stock		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	income/ (loss)	Deficit	Equity
BALANCE—December 31, 2018	40,288,949	$4	$573,183	$(67)	$(202,553)	$370,567
Issuance of common stock in connection with the 2019 follow-on offering, net of issuance costs of $17,638	5,663,750	1	271,212	—	—	271,213
Issuance of common stock upon the exercise of options and release of stock awards	49,076	—	280	—	—	280
Vesting of early exercised stock options	—	—	8	—	—	8
Stock-based compensation	—	—	6,981	—	—	6,981
Unrealized gains, net of tax expense	—	—	—	363	—	363
Net loss	—	—	—	—	(37,470)	(37,470)
BALANCE—March 31, 2019	46,001,775	$5	$851,664	$296	$(240,023)	$611,942
Issuance of common stock upon the exercise of options, release of stock awards and purchases under employee stock purchase plan	96,284	—	1,571	—	—	1,571
Vesting of early exercised stock options	—	—	7	—	—	7
Stock-based compensation	—	—	8,638	—	—	8,638
Unrealized gains, net of tax expense	—	—	—	201	—	201
Net loss	—	—	—	—	(38,174)	(38,174)
BALANCE—June 30, 2019	46,098,059	$5	$861,880	$497	$(278,197)	$584,185

For the six months ended June 30, 2018
			Additional	Accumulated other		Total
	Common Stock		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	income/ (loss)	Deficit	Equity
BALANCE—December 31, 2017	35,812,791	$4	$365,719	$(192)	$(134,855)	$230,676
Issuance of common stock upon the exercise of options	110,961	—	806	—	—	806
Repurchase of early exercised stock options	(770)	—	(1)	—	—	(1)
Vesting of early exercised stock options	—	—	18	—	—	18
Stock-based compensation	—	—	3,631	—	—	3,631
Unrealized losses, net of tax benefit	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	(17,820)	(17,820)
BALANCE—March 31, 2018	35,922,982	$4	$370,173	$(329)	$(152,675)	$217,173
Issuance of common stock in connection with the 2018 follow-on offering, net of issuance costs of $12,233	3,961,147	—	181,863	—	—	181,863
Issuance of common stock upon the exercise of options and purchases under employee stock purchase plan	165,031	—	1,544	—	—	1,544
Vesting of early exercised stock options	—	—	14	—	—	14
Stock-based compensation	—	—	4,782	—	—	4,782
Unrealized gains, net of tax expense	—	—	—	70	—	70
Net loss	—	—	—	—	(18,413)	(18,413)
BALANCE—June 30, 2018	40,049,160	$4	$558,376	$(259)	$(171,088)	$387,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities:
Net loss	$(75,644)	$(36,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,619	8,413
Depreciation	944	723
Amortization of discount on investments	(656)	(53)
Income tax benefit of unrealized gains on short and long-term investments	(218)	—
Change in operating assets and liabilities:
Receivable from collaboration partner	—	1,013
Prepaid expenses and other current assets	822	(728)
Operating lease right-of-use assets	1,279	—
Other long-term assets	125	(58)
Accounts payable	281	698
Accrued liabilities	4,428	1,388
Prepayment from collaboration partner	(10,717)	4,683
Other long-term liabilities	(1,390)	(88)
Deferred revenue	—	(11,970)
Net cash used in operating activities	(65,127)	(32,212)
Cash flow from investing activities:
Purchases of investments	(41,593)	(39,595)
Sales of investments	4,000	—
Maturities of investments	29,000	12,000
Purchases of property and equipment	(1,693)	(2,356)
Net cash used in investing activities	(10,286)	(29,951)
Cash flow from financing activities:
Proceeds from issuance of common stock in follow-on offerings, net of issuance and financing costs	271,224	182,069
Proceeds from exercise of stock options and employee stock purchase plan	1,837	2,350
Net cash provided by financing activities	273,061	184,419
Net increase in cash, cash equivalents and restricted cash	197,648	122,256
Cash, cash equivalents and restricted cash, beginning of period	248,265	224,857
Cash, cash equivalents and restricted cash, end of period	$445,913	$347,113
Non-cash investing and financing activities:
Vesting of early exercised options and restricted stock	$15	$32
Unpaid financing-related costs	$11	$206
Unpaid portion of property and equipment purchases included in period-end accounts payable and accrued liabilities	$17	$386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

MyoKardia, Inc. (the “Company”) is a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. The Company’s initial focus is on the treatment of heritable cardiomyopathies, a group of rare, genetically driven forms of heart failure that result from biomechanical defects in cardiac muscle contraction. MyoKardia’s most advanced program, mavacamten, is in four clinical trials, including a pivotal Phase 3 study for the treatment of obstructive hypertrophic cardiomyopathy. A second clinical-stage candidate, MYK-491, is in a Phase 2a multiple-ascending dose study in patients with stable systolic heart failure. The Company was incorporated on June 8, 2012 in Delaware and its corporate headquarters and operations are in South San Francisco, California.

Liquidity

The Company has incurred significant operating losses since inception and has an accumulated deficit of $278.2 million as of June 30, 2019. The Company has relied on its ability to fund its operations through private and public equity financings, and to a lesser extent, through a license and collaboration arrangement with a collaboration partner, Sanofi S.A. (“Sanofi”), via its subsidiary, Aventis Inc. As discussed further in Note 3, the collaboration agreement with Sanofi ended on December 31, 2018 and the Company no longer records revenues from Sanofi nor has it received reimbursements of research and development expenses after June 30, 2019. The Company has not yet received regulatory approval to commercialize or sell any product and does not have customers. Management expects operating losses and negative operating cash flows to continue for the foreseeable future. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval, and commercialization of the Company’s products and product candidates and the achievement of a level of revenues adequate to support its cost structure. The Company’s ultimate success depends on the outcome of its research and development activities. The Company anticipates the need to raise additional capital to fully implement its business plan and intends to raise such capital through the issuance of additional equity, debt and/or strategic alliances with partner companies. There is no assurance that such financing will be available on terms acceptable to the Company, if at all.

On March 8, 2018, the Company filed a Registration Statement on Form S-3ASR (the “2018 Shelf Registration Statement”) covering the potential offering, issuance, and sale of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. In March 2019, the Company completed a follow-on offering under the 2018 Shelf Registration Statement in which the Company issued 5,663,750 shares of common stock at a price of $51.00 per share, including 738,750 shares sold directly to the underwriters upon exercise of their option to purchase up to 738,750 shares of the Company’s common stock within 30 days of the offering. During the six months ended June 30, 2019, the Company received proceeds totaling approximately $271.2 million from the offering, net of underwriting discounts and commissions and offering expenses.

As of June 30, 2019, the Company had $602.4 million of cash, cash equivalents and investments (short-term and long-term) and management believes that these amounts will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for the twelve months following the issuance date of this Form 10-Q. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, include the Company’s accounts and those of its wholly-owned subsidiary and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The condensed consolidated balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year or any interim period and should be read in conjunction with the audited financial statements for the year ended December 31, 2018 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018. The significant accounting policies used in preparation of these condensed consolidated financial statements for the periods shown are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2018 Annual Report on Form 10-K and are updated below as necessary.

The Company currently operates in one business segment, which is the identification, development and commercialization of therapies for the treatment of serious and neglected rare cardiovascular diseases and has a single reporting and operating unit. These interim statements, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2019 and 2018.

Accounting Policies

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (ROU) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term beginning at the commencement date. As the Company’s leases do not provide enough information to determine an implicit interest rate, the Company determines an incremental borrowing rate based on the information available as of the lease commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Lease agreements that contain lease and non-lease components are accounted for as a single lease component.

Restricted Cash

A reconciliation of the Company’s cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows is as follows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$443,693	$246,122
Restricted cash included in prepaid expenses and other current assets	$364	—
Restricted cash included in restricted cash and other	1,856	2,143
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$445,913	$248,265

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive gain (loss) and the related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to accrued clinical trial and manufacturing development expenses, stock-based compensation expense, income tax expense and operating leases. Significant estimates in these condensed consolidated financial statements include estimates made in connection with accrued research and development expenses, stock-based compensation expense, leases, income tax expenses and revenue. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Recently Adopted Accounting Pronouncements – Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (ASC 842), which requires lessees to recognize a ROU asset and a lease liability on the balance sheet for all leases except for short-term leases with a lease term of twelve months or less. For lessees, leases continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the prior model but updated to align with certain changes to the lessee model. Lessors continue to classify leases as operating, direct financing or sales-type leases. The Company elected to adopt ASC 842 under the transition method that allows for the application of the new guidance at the beginning of the adoption period without recasting comparative periods. The Company also elected transition practical expedients to the implementation of the lease standard, as follows:  (1) the Company did not reassess whether any expired or existing contracts, which had commenced before January 1, 2019, the date of adoption, are or contain leases,  (2) the Company did not reassess the lease classification for any expired or existing leases and (3) the Company did not reassess the initial direct costs for any existing leases.

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

Recently Adopted Accounting Pronouncements - Other

In June 2018, the FASB issued ASU No. 2018-07 (Topic 718), Compensation – Stock Compensation (ASU 2018-07). The update represents an expansion of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The Company adopted ASU 2018-17 in the first quarter of 2019 and it did not have a material impact to the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13 (Topic 820), Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements in Topic 820 by removing requirements for disclosing (i) amounts of and reasons for transfers between the Level 1 and Level 2 hierarchies, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The ASU 2018-13 amendment also adds requirements for disclosure of changes in unrealized gains and losses for the period relating to Level 3 fair value measurements and other factors considered in the valuation of Level 3 investments. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has evaluated this amendment and it is not expected to have a material impact to the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments –Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. For available-for-sale debt securities, expected credit losses should be estimated when the fair value of the debt securities is below their associated amortized costs. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted. The modified retrospective approach should be applied upon adoption of this new guidance. The Company has evaluated this amendment and it is not expected to have a material impact to the Company’s financial statements.

3. Sanofi License and Collaboration Agreement

Sanofi (Aventis Inc.)

Agreement Overview, Termination and Royalties

In August 2014, the Company entered into an exclusive License and Collaboration Agreement (“Collaboration Agreement”) with Aventis Inc., a wholly-owned subsidiary of Sanofi, for the research, development and potential commercialization of pharmaceutical products for the treatment, prevention and diagnosis of hypertrophic and dilated cardiomyopathy, as well as potential additional indications. During the period from August 2014 through December 2018, Sanofi paid the Company a total of $105.0 million in cash to perform research and development on the development of such products, as well as for granting to Sanofi certain royalty-bearing licenses. Of the $105.0 million, $0.7 million was attributed to a freestanding convertible preferred stock call option and $104.3 million was recognized as revenue during the period from August 2014 through December 31, 2018, the date on which the Company received a notice of termination of the Collaboration Agreement.  In addition, in July 2019, the Company agreed to pay an aggregate of $80 million to Sanofi in consideration of Sanofi’s release of the Company from its royalty payment obligations on net sales of HCM-1 products set forth in the Collaboration Agreement; see Note 12 “Subsequent Events”. As a result, there are no further financial rights or obligations between the parties except for the final settlement of the Registration Program Plan (RPP); see “Cost Sharing” below.

The Collaboration Agreement provided for a termination clause whereby on or before December 31, 2018, Sanofi was required to notify the Company of its intent to continue the collaboration. The continuation would have committed Sanofi to specific research and development activities in support of the commercialization of the Company’s products as well as resulted in a continuation of its obligation under the cost sharing portion of the collaboration to co-fund development as discussed further below. On December 31, 2018, Sanofi notified the Company it was terminating the Collaboration Agreement. Under the terms of the termination:

•	Sanofi would reimburse the Company for certain research and development costs through June 30, 2019, after which such time such reimbursements were to be discontinued;
•	the Company recovered global rights to all programs in its portfolio, including lead clinical-stage candidates, mavacamten and MYK-491; and
•

Sanofi also would have remained eligible to receive royalties associated with any potential HCM-1 products that would have ranged from mid-single to low-double digits in the U.S. (there is no royalty obligation to Sanofi for sales outside the U.S.). However, as further discussed in Note 12, Subsequent Events, in July 2019 the Company was released from such royalty obligations upon its agreement to pay Sanofi an aggregate of $80 million, which resulted in the Company retaining exclusive worldwide rights to mavacamten and MYK-224.

The Company determined that Sanofi was a related party of the Company due to its previous collaborative relationship and that it was the Company’s only partner. As of December 31, 2018, Sanofi was also a beneficial shareholder of the Company’s common stock. In February 2019, Sanofi sold all of its holdings of the Company’s common stock and no longer holds an equity interest in the Company.

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

Upon entering into this agreement, the Company received an up-front non-refundable cash payment of $35.0 million and Sanofi made an up-front equity purchase of $10.0 million (additional equity investments from Sanofi totaling $26.5 million were received subsequent to the effective date of the Collaboration Agreement). The Company was also eligible to receive additional payments and services, as follows:

•	a one-time, non-refundable payment of $25.0 million contingent upon submission of an Investigational New Drug (“IND”) application before certain regulatory authorities for its DCM-1 program;
•	a non-refundable continuation payment of $45.0 million contingent upon Sanofi’s notification of its decision to continue the agreement beyond December 31, 2016;
•	up to $15.0 million in research and development funding for the lead compound in each program if studies leading to proof-of-concept (“POC”) were extended beyond December 31, 2018; and
•	up to $45.0 million in funding from Sanofi of approved in-kind research and clinical activities.

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

Under the terms of the agreement, the Company was also entitled to receive tiered royalties ranging from the mid-single digits to the mid-teens on net sales of certain HCM-1, HCM-2 and DCM-1 finished products outside the United States and on net sales of certain DCM-1 finished products in the United States. In July 2019, the Company and Sanofi entered into a Termination Agreement to clarify or amend certain rights and obligations of the parties surviving the Collboration Agreement. As further discussed in Note 12, Subsequent Events, in July 2019 the Company reacquired its royalty rights from Sanofi for $80 million, which resulted in the Company retaining exclusive worldwide rights to mavacamten and MYK-224.  As a result of the repurchase of these rights, there are no further financial rights or obligations between the Company and Sanofi except for the final settlement of the RPP reimbursement arrangement.

Revenue Recognition

The Company evaluated the Collaboration Agreement and determined that it had the following promises:

1.	the licenses of Company intellectual property to Sanofi for each of the HCM-1, HCM-2 and DCM-1 programs, and
2.	the performance of research and development services, including regulatory support, for each of the three programs.

The Company considered whether the licenses had standalone functionality and were capable of being distinct; however, given the fact that the research and development services were of such a specialized nature that could only be performed by the Company and Sanofi could not benefit from the intellectual property licenses without the Company’s performance, the Company determined that the intellectual property licenses were not distinct from the research and development services and thus the license and research and development services were combined as a single performance obligation for each of the three programs. The Company also determined that performance under each of the three programs is a separate performance obligation.

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

Because Sanofi retained the option in the Collaboration Agreement to extend the arrangement, for purposes of revenue recognition neither party was committed to perform and the contract did not have enforceable rights and obligations which impacted revenue recognition beyond December 31, 2018.

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

Any consideration related to sales-based royalties was to be recognized when the related sales occurred and therefore was also excluded from the transaction price.

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

For the six months ended June 30, 2019 and 2018, the Company recognized zero and $12.0 million of collaboration and license revenue, respectively.  The Company will not recognize any further revenue from the Collaboration Agreement.

There were no contract assets or liabilities as of June 30, 2019.  The following table presents changes in the Company’s contract liabilities, which excludes research and development reimbursements under the cost sharing plan further discussed below, for the six months ended June 30, 2018 (in thousands):

	Six Months Ended June 30, 2018
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities:
Deferred revenue	$33,558	$—	$(11,970)	$21,588

Cost Sharing

During the six months ended June 30, 2019 and 2018, the Company received research and development cost reimbursements from Sanofi under the terms of the Collaboration Agreement.

Since the inception of the Collaboration Agreement and up until the termination date:

(i)

Sanofi had been conditionally responsible for reimbursing the Company for one half or more of the RPP costs after clinical proof-of-concept had been established for the lead compound under each of the HCM-1 and HCM-2 programs; and

(ii)

if the Company had initiated a clinical trial of a compound under a proof-of-concept development plan and not terminated its development thereof and if another additional compound had been identified as a development candidate for the same program, the Company was entitled to full reimbursement of pre-proof-of-concept (“pre-POC”) research and development costs on development candidates mutually identified as such additional compounds, with the objective of conducting IND-enabling studies and clinical trials on such candidate.

Effective October 2017 and until June 30, 2019, Sanofi shared RPP costs for the mavacamten program pursuant to the Collaboration Agreement termination terms. RPP costs approved by the Company and Sanofi included amounts incurred relating to clinical trials, development and manufacturing of, and obtaining regulatory approvals for mavacamten, and included direct employee costs and direct out-of-pocket costs incurred, by or on behalf of a party, specifically identifiable or reasonably and directly allocable to those activities.

Pursuant to the additional compounds provisions of the Collaboration Agreement, in August 2018 Sanofi agreed to reimburse the Company for eligible costs it has incurred in the development of the MYK-224 compound, which was identified as an additional compound under the HCM-1 program. Eligible costs were subject to review and approval under the same procedures as under the RPP program; reimbursable costs consisted of research and development activities agreed to by the Company and Sanofi that were negotiated and budgeted prior to the application for reimbursement. Reimbursements for this compound were received from Sanofi until June 30, 2019, in accordance with the Collaboration Agreement termination terms.

Estimated reimbursements were invoiced to Sanofi before each interim period based on budgeted amounts. For the RPP program, these estimates consisted of one half of the Company’s mavacamten development budget in excess of Sanofi’s mavacamten development budget each interim period. For the MYK-224 compound, these estimates consisted of the Company’s entire research and development budget related to the compound for the forthcoming quarter. After each period end, a review of the actual expenses incurred was performed and any adjustments were carried forward to future invoices. Actual amounts received from Sanofi were applied to the applicable interim period to reduce the Company’s research and development expenses.

Due to the termination of the license agreement effective December 31, 2018, the Company will not receive further reimbursements for the MYK-224 compound for any periods subsequent to April 1, 2019 and will not participate in the cost sharing arrangement for the mavacamten compound after June 30, 2019.  As a result, there are no further financial rights or obligations between the Company and Sanofi whether for revenue recognition purposes or for research and development cost sharing except for the final settlement of the cost sharing arrangement, which is anticipated to be finalized in the third quarter of 2019.

The Company recorded $18.5 million and $7.1 million as reductions to research and development expenses for the six months ended June 30, 2019 and 2018, respectively.

The following table presents the Sanofi research and development reimbursement receivables and related prepayment activity during the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Receivable from collaboration partner
Balance at beginning of period	$—	$1,013
Deductions	—	(1,013)
Balance at end of period	$—	$—

Prepayment from collaboration partner for mavacamten
Balance at beginning of period	$12,973	$4,432
Payments received from Sanofi	7,777	11,809
Actual expenses incurred	(18,494)	(7,126)
Balance at end of period	$2,256	$9,115

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$443,632	$443,632	$—	$—
U.S. government agency obligations	98,622	—	98,622	—
Corporate securities	60,122	—	60,122	—
Total	$602,376	$443,632	$158,744	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$245,194	$245,194	$—	$—
U.S. government agency obligations	85,033	—	85,033	—
Corporate securities	63,679	—	63,679	—
Total	$393,906	$245,194	$148,712	$—

The following table is a summary of amortized cost, unrealized gain and loss, and fair value of the Company’s marketable securities by contractual maturities (in thousands):

	Fair Value Measurements at June 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$443,632	$—	$—	$443,632
Short-term investments (due within one year)	114,486	306	—	114,792
Long-term investments (due between one and two years)	43,537	415	—	43,952
Total	$601,655	$721	$—	$602,376

	Fair Value Measurements at December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$245,194	$—	$—	$245,194
Short-term investments (due within one year)	68,656	—	(92)	68,564
Long-term investments (due between one and two years)	80,118	98	(68)	80,148
Total	$393,968	$98	$(160)	$393,906

5. Leases

As of June 30, 2019, the Company has operating leases recorded on its balance sheet for approximately 70,500 square feet of office and lab space in three separate facilities in South San Francisco, California (the “Existing Facilities”).  All of the lease agreements associated with the Existing Facilities expire on or before April 2020 and there are no options to extend the leases. The Company does not plan to cancel the existing lease agreements for its Existing Facilities prior to their respective expiration dates. The Company does not have any leases that would be classified as finance leases.

Information related to operating leases as of June 30, 2019 and upon adoption of ASC 842 on January 1, 2019 is as follows (in thousands, except for percentages and years).

	June 30, 2019	January 1, 2019
Assets
Operating lease right-of-use assets	$1,756	$1,940

Liabilities
Operating lease liabilities - current	$1,831	$2,126
Operating lease liabilities - noncurrent	—	—
	$1,831	$2,126

Weighted average remaining lease term (years)	0.7	1.0
Weighted average discount rate	6%	6%

Information related to operating lease activity during the six months ended June 30, 2019 follows (in thousands):

Six Months Ended
June 30, 2019
Operating lease right-of-use assets obtained in exchange for lease obligations	$1,095

Operating lease rental expense	$1,415

Operating lease payments	$1,528

Future annual payments of operating lease liabilities as of June 30, 2019 are as follows (in thousands):

Year ending December 31:	Amount
2019 (six months remaining)	$1,478
2020	387
Total future lease payments	1,865
Less: imputed interest	(34)
Total operating lease liabilities	$1,831

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

In September 2018, the Company provided a standby letter of credit of $1.9 million as security for its obligations under the Lease. This standby letter of credit, together with standby letters on Existing Facilities, are included on the balance sheet in prepaid expenses and other current assets and in restricted cash and other.

Future annual minimum operating lease payments due under the Lease for the New Facility are as follows (in thousands):

Year ending December 31:	Amount[1]
2019 (six months remaining)	$—
2020	5,454
2021	8,461
2022	8,757
2023	9,063
Thereafter	61,444
Total	$93,179

(1)	The table above is prepared under the assumption that the Commencement Date at the New Facility will be January 1, 2020.

Future annual minimum lease payments for operating leases as of December 31, 2018 were as follows (in thousands):

Year ending December 31:	Amount
2019	2,752
2020	5,831
2021	8,461
2022	8,757
2023	9,063
Thereafter	61,444
Total	96,308

The adoption of ASC 842 did not materially affect the amount or timing of operating lease rent expense to be recognized during the year ended December 31, 2019 as compared to accounting under the prior guidance. Operating lease rent expense, which is included in operating expenses on the Company’s condensed consolidated statements of operations and comprehensive loss, was $0.7 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and $1.4 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively. The operating leases require the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

6. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Scientific equipment	$9,944	$9,126
Furniture and equipment	1,471	1,248
Capitalized software	389	302
Leasehold improvements	564	451
Total	12,368	11,127
Less: Accumulated depreciation	(6,933)	(5,989)
Property and equipment, net	$5,435	$5,138

Depreciation expense was $0.4 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Clinical research and development	$16,568	$10,903
Payroll-related liabilities	6,919	8,151
Other	1,257	1,704
Total accrued liabilities	$24,744	$20,758

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

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of June 30, 2019 or December 31, 2018.

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

8. Stockholders’ Equity

On March 8, 2018, the Company filed the 2018 Shelf Registration Statement covering the potential offering, issuance, and sale of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. In March 2019, the Company completed a follow-on offering under the 2018 Shelf Registration Statement pursuant to which the Company issued 5,663,750 shares of common stock at a price of $51.00 per share, which included 738,750 shares sold directly to the underwriters upon exercise of their over-allotment option. During the six months ended June 30, 2019, the Company received proceeds totaling approximately $271.2 million from the offering, net of underwriting discounts and commissions and offering expenses.

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows:

	June 30, 2019	December 31, 2018
Options and awards issued and outstanding	5,303,268	3,864,407
Shares available for issuance under 2015 Stock Option and Incentive Plan	956,329	904,785
Shares available for issuance under 2015 Employee Stock Purchase Plan	1,162,647	780,716
Total	7,422,244	5,549,908

9. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to equity awards granted to employees and consultants for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$3,795	$2,050	$6,758	$3,641
Selling, general and administrative	4,843	2,732	8,861	4,772
Total	$8,638	$4,782	$15,619	$8,413

The following summarizes option and other equity award activity under the 2012 Equity Incentive Plan and 2015 Stock Option and Incentive Plan:

	Shares Subject to	Weighted Average
	Outstanding Options	Exercise Price per Share
Balance at December 31, 2018	3,701,461	$26.40
Options granted	1,179,253	41.34
Options exercised	(88,629)	11.23
Options canceled/forfeited	(71,235)	32.24
Balance at June 30, 2019	4,720,850	30.33

	Shares Subject to	Weighted Average
	Outstanding Awards	Grant Date Fair Value
Balance at December 31, 2018	162,946	$53.37
RSUs awarded	460,149	41.54
RSUs released	(32,523)	52.06
RSUs forfeited	(8,154)	47.25
Balance at June 30, 2019	582,418	44.19

Restricted stock units (“RSUs”) settle into shares of common stock upon vesting and the fair value is the market price on the date of grant.

Pursuant to the terms of the Company’s 2015 Employee Stock Purchase Plan (the “2015 ESPP”), on April 30, 2019, the Company issued 20,958 shares to participants in the 2015 ESPP in exchange for their contributions during the period from November 1, 2018 to April 30, 2019.

In relation to stock options and awards that vest upon the achievement of performance criteria, there was $0 and $40,000 in stock-based compensation expense recorded for the three months ended June 30, 2019 and 2018, respectively, and $0 and $193,000 was recorded for the six months ended June 30, 2019 and 2018, respectively. The Company begins to recognize expenses related to these stock options and awards during the period upon concluding that certain performance criteria are considered probable.

10. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net loss	$(38,174)	$(18,413)	$(75,644)	$(36,233)
Denominator
Weighted average shares outstanding	46,067,571	37,490,960	43,305,587	36,694,820
Less: weighted average shares subject to repurchase	(1,670)	(50,936)	(4,170)	(74,073)
Weighted average shares used to compute basic and diluted net loss per share	46,065,901	37,440,024	43,301,417	36,620,747
Net loss per share, basic and diluted	$(0.83)	$(0.49)	$(1.75)	$(0.99)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2019	2018
Common stock subject to repurchase	—	32,361
Options and awards issued and outstanding	5,303,268	3,904,668

As of June 30, 2019, the Company has contributions from plan participants of $0.3 million under the 2015 ESPP, which if converted, would be equivalent to approximately 8,000 shares based on 85% of the stock price at the beginning of the offering period. As of June 30, 2018, the Company had contributions from plan participants of $0.2 million under the 2015 ESPP, which if converted, would have been equivalent to approximately 5,000 shares based on 85% of the stock price at the beginning of the offering period.

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

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit potentially recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. As of June 30, 2019, the Company’s uncertain tax positions were subject to valuation allowances and the Company has not recorded provisions for income taxes for the three months and six months ended June 30, 2019 and 2018, respectively.

The Company recognized a benefit from income taxes of $218,000 for the three and six months ended June 30, 2019 and $0 for the three and six months ended June 30, 2018.  The income tax benefit is primarily related to the net unrealized gain on the Company's short term and long-term investments, resulting in an increase in deferred tax liabilities and a decrease in the valuation allowance.

12. Subsequent Events

On July 18, 2019, the Company announced an agreement with Sanofi to reacquire the U.S. royalty rights to mavacamten and MYK-224 for $80 million, of which $50 million was paid immediately and $30 million was transferred to escrow to be paid by June 30, 2020.  The agreement also required the Company to pay $4.3 million to Sanofi for certain of its assets related to the MYK-491 program. All amounts were paid in July 2019. Neither the Company nor Sanofi have further obligations under the agreement that would prevent the payment of the escrowed amount.  As a result of the agreement, there are no further financial rights or obligations between the Company and Sanofi except for the final settlement of the cost sharing arrangement described in Note 3, which will occur in the third quarter of 2019.

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

Mavacamten is initially being developed for the treatment of symptomatic obstructive HCM, or oHCM. In a Phase 2 clinical trial, known as PIONEER-HCM, mavacamten achieved statistically significant changes in the primary endpoint of post-exercise left ventricular outflow tract, or LVOT, gradient from baseline and demonstrated improvements across key secondary endpoints including New York Heart Association, or NYHA, functional classification, exercise capacity as measured by peak oxygen consumption, or peak VO2, and change in dyspnea scores. In 2018, we initiated four additional studies of mavacamten:  a pivotal Phase 3 clinical study of oHCM patients known as EXPLORER-HCM; a Phase 2 clinical study, known as MAVERICK-HCM, in a second potential indication, symptomatic, non-obstructive, or nHCM; a long-term extension trial of oHCM patients from our Phase 2 PIONEER-HCM study; and a long-term extension study of patients completing our Phase 2 MAVERICK-HCM or Phase 3 EXPLORER-HCM trials, known as MAVA-LTE. We anticipate reporting data from our Phase 3 EXPLORER-HCM trial in the second quarter of 2020. Pending the outcome of that study, we plan to file a New Drug Application seeking regulatory approval of mavacamten for the treatment of symptomatic oHCM. In 2016, mavacamten was granted Orphan Drug Designation by the U.S. Food and Drug Administration, or the FDA, for the treatment of symptomatic oHCM. Data from the Phase 2 MAVERICK-HCM trial in nHCM is anticipated in the fourth quarter of 2019. We plan to report long-term safety and efficacy results from the PIONEER-OLE trial periodically.

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

Financial Overview

We have not generated net income from operations and, as of June 30, 2019, had an accumulated deficit of $278.2 million, primarily as a result of research and development and selling, general and administrative expenses. Through December 31, 2018 our revenue was derived from non-refundable payments under the license and collaboration agreement we entered into with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A. (“Sanofi”), in August 2014 (the “Collaboration Agreement”), and we have not yet generated any revenue from product sales. We have never been profitable and have incurred net losses in each year since our inception. We expect to incur significant and increasing losses from operations for the foreseeable future, and we can provide no assurance that we will ever generate significant revenue or profits.

Through June 30, 2019, we have financed our operations through an initial public offering (“IPO”), four follow-on public offerings, private placements of redeemable convertible preferred stock as well as funds received in connection with the Collaboration Agreement. Our equity issuances have been as follows:

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

In connection with the Collaboration Agreement, we have received $156.2 million from Sanofi, consisting of a $35.0 million upfront payment, a $25.0 million milestone payment for the submission of an Investigational New Drug (“IND”) application for MYK-491 with the FDA in November 2016, a $45.0 million continuation payment from Sanofi in January 2017 and $51.2 million in reimbursements and prepayments for research and development costs under the development portion of our Collaboration Agreement. As of June 30, 2019, we have an accumulated deficit of $278.2 million, cash and cash equivalents of $443.7 million, short-term investments of $114.8 million and long-term investments of $44.0 million.

We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. We currently utilize third-party clinical research organizations (“CROs”) to carry out our clinical development and trials. We do not yet have a sales organization.

Research and development expenses incurred in the development and potential commercialization of mavacamten, MYK-491 and other product candidates, are shown net of $8.6 million and $4.3 million in reductions in expense due to Sanofi research and development reimbursements during the three months ended June 30, 2019 and 2018, respectively, and $18.5 and $7.1 million during the six months ended June 30, 2019 and 2018, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Mavacamten	$9,474	$6,878	$22,097	$14,818
MYK-491	4,817	2,859	9,646	5,679
Other	13,417	7,481	22,155	13,339
Total research and development expenses	$27,708	$17,218	$53,898	$33,836

We expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform, the development and potential commercialization of our lead compounds mavacamten and MYK491, and the discovery, development and potential commercialization of any additional product candidates we may pursue. We will need substantial additional funding to support operating activities as we advance our lead compounds and other potential product candidates through clinical development, seek regulatory approval and proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all.

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
(iii)	$51.2 million in cash, as reimbursement for certain research and development costs under the Registration Program Plan and pre-Proof of Concept terms of the agreement; and
(iv)	$45.0 million of in-kind research and development support.

Under the terms of the Collaboration Agreement, the agreement was deemed terminated if Sanofi did not notify us that they intended to continue to fund certain programs on or before December 31, 2018. On that date, Sanofi notified us that they did not intend to continue the collaboration with respect to the HCM-1 program and that the agreement was deemed terminated with respect to all other programs. As a result, the agreement was terminated in its entirety except for Sanofi’s continuing rights to royalties in the event of commercialization of the HCM-1 program. The events leading up to the termination included our belief and discussion with Sanofi that it is critical to our strategy to maintain control of the U.S. commercial rights for mavacamten, as well our desire not to grant additional rights in expanded indications. In addition, Sanofi’s continuting rights to royalties in the event of commercialization of the HCM-1 program were terminated in July 2019 when we repurchased those rights for $80 million; Sanofi therefore has no continuing royalty rights to any of our products or programs.

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

Our significant accounting policies are fully described in Note 2 of our Annual Report and are updated in our Form 10-Q as necessary. We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no changes to our significant accounting policies during the six months ended June 30, 2019, except with respect to changes in our accounting for leases upon the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”).

Components of Operating Results

Collaboration and License Revenue

Up until its discontinuation and termination as of December 31, 2018, we generated revenue from the Collaboration Agreement with Sanofi for the development and commercialization of products under the collaboration.

Operating Expense

Research and Development Expenses

Research and development expenses consist of salaries and benefits, including stock-based compensation, lab supplies and facility costs, and fees paid to CROs to conduct certain research and development activities on our behalf. Amounts incurred in connection with the cost sharing and reimbursement portions of the collaboration and license agreements are also included in research and development expense and are shown net of such anticipated reimbursements. Payments made prior to the receipt of goods or services are capitalized until the goods or services are received.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and benefits, including stock-based compensation, professional fees for legal, consulting, audit and tax services, market research, rent and other general operating expenses not otherwise classified as research and development expenses.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income earned on our cash and cash equivalents, short-term investments and long-term investments.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table compares the operating results (in thousands):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Collaboration and license revenue	$—	$6,639	$(6,639)	-100%
Operating expenses:
Research and development, net	27,708	17,218	10,490	61%
Selling, general and administrative	13,856	8,912	4,944	55%
Total operating expenses	41,564	26,130	15,434	59%
Loss from operations	(41,564)	(19,491)	(22,073)	113%
Interest and other income, net	3,172	1,078	2,094	194%
Income tax benefit	(218)	—	(218)	100%
Net loss	$(38,174)	$(18,413)	$(19,761)	107%

Collaboration and License Revenue

Collaboration and license revenue decreased from $6.6 million for the three months ended June 30, 2018 to zero for the three months ended June 30, 2019. The prior year’s revenue relates to the amounts recognized from the continuation payment of $45.0 million under the Collaboration Agreement, under which all revenues were recognized as of December 31, 2018.

Research and Development Expenses

Research and development expenses increased $10.5 million, or 61%, from $17.2 million for the three months ended June 30, 2018 to $27.7 million for the three months ended June 30, 2019. The increase in research and development expenses was primarily due to the following:

•	a $5.6 million increase in clinical expenses related to our mavacamten and MYK-491 clinical trials;
•	a $3.9 million increase in personnel expenses due to a higher employee headcount;
•	a $2.9 million increase in contract research, chemistry and biology expenses on discovery and pre-clinical programs;
•	a $1.7 million increase in stock compensation expense; and
•	a $0.7 million increase in medical affairs, office, travel and other expenses,
•	offset by a $4.3 million increase in research and development credits from Sanofi.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.9 million, or 55%, from $8.9 million for the three months ended June 30, 2018 to $13.9 million for the three months ended June 30, 2019. The increase in selling, general and administrative expenses was primarily due to the following:

•	a $2.1 million increase in stock compensation expense;
•	a $1.1 million increase in personnel expenses due to a higher employee headcount;
•	a $1.0 million increase in professional service and consulting fees;
•	a $0.4 million increase in office and facilities-related expenses; and
•	a $0.3 million increase in sales and marketing expenses.

Interest and Other Income, Net

Interest and other income increased $2.1 million, or 194%, from $1.1 million for the three months ended June 30, 2018 to $3.2 million for the thee months ended June 30, 2019. The increase in interest income was primarily due to interest earned on higher invested balances.

Income Tax Benefit

The income tax benefit was $218,000 for the three months ended June 30, 2019 versus $0 for the three months ended June 30, 2018.  The amount primarily represents the tax effect of the unrealized gain on the Company's short term and long term investments, resulting in an increase in deferred tax liabilities and a decrease in the valuation allowance.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table compares the operating results (in thousands):

	Six Months Ended June 30,		Change
	2019	2018	$	%
Collaboration and license revenue	$—	$11,970	$(11,970)	-100%
Operating expenses:
Research and development, net	53,898	33,836	20,062	59%
Selling, general and administrative	27,407	16,225	11,182	69%
Total operating expenses	81,305	50,061	31,244	62%
Loss from operations	(81,305)	(38,091)	(43,214)	113%
Interest and other income, net	5,443	1,858	3,585	193%
Income tax benefit	(218)	—	(218)	100%
Net loss	$(75,644)	$(36,233)	$(39,411)	109%

Collaboration and License Revenue

Collaboration and license revenue decreased from $12.0 million for the six months ended June 30, 2018 to zero for the six months ended June 30, 2019. The prior year’s revenue relates to the amounts recognized from the continuation payment of $45.0 million under the Collaboration Agreement, under which all revenues were recognized as of December 31, 2018.

Research and Development Expenses

Research and development expenses increased $20.1 million, or 59%, from $33.8 million for the six months ended June 30, 2018 to $53.9 million for the six months ended June 30, 2019. The increase in research and development expenses was primarily due to the following:

•	a $12.2 million increase in clinical expenses related to our mavacamten and MYK-491 clinical trials;
•	a $7.6 million increase in personnel expenses due to a higher employee headcount;
•	a $5.7 million increase in contract research, chemistry and biology expenses on discovery and pre-clinical programs;
•	a $3.1 million increase in stock compensation expense;
•	a $2.4 million increase in medical affairs, office, travel and other expenses, and

•	a $0.5 million increase in contract manufacturing,
•	offset by a $11.4 million increase in research and development credits from Sanofi.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $11.2 million, or 69%, from $16.2 million for the six months ended June 30, 2018 to $27.4 million for the six months ended June 30, 2019. The increase in selling, general and administrative expenses was primarily due to the following:

•	a $4.1 million increase in stock compensation expense;
•	a $2.6 million increase in personnel expenses due to a higher employee headcount;
•	a $2.5 million increase in professional service and consulting expenses;
•	a $0.8 million increase in office and facilities-related expenses;
•	a $0.7 million increase in sales and marketing expenses; and
•	a $0.5 million increase in other miscellaneous expenses.

Interest and Other Income, Net

Interest and other income increased $3.6 million, or 193%, from $1.9 million for the six months ended June 30, 2018 to $5.4 million for the six months ended June 30, 2019. The increase in interest income was primarily due to interest earned on higher invested balances.

Income Tax Benefit

The income tax benefit was $218,000 for the three months ended June 30, 2019 compared to $0 for the three months ended June 30, 2018.  The amount primarily represents the tax effect of the unrealized gain on the Company's short term and long term investments, resulting in an increase in deferred tax liabilities and a decrease in the valuation allowance.

Liquidity and Capital Resources

As of June 30, 2019, our principal source of liquidity was cash, cash equivalents and short- and long-term investments, which totaled $602.4 million. Since our inception in June 2012, we have funded our operations primarily through:

•	Payments from our collaboration partner totaling $156.2 for research and development, and
•	Proceeds, net of issuance costs, from private placements of convertible preferred stock and public offerings of common stock totalling $797.6 million.

On December 31, 2018, Sanofi notified us that it was terminating the Collaboration Agreement. All revenue related to the Collaboration Agreement has been recognized as of December 31, 2018 and after June 30, 2019 we will not receive reimbursements of research and development expenses under the cost sharing portion of the Collaboration Agreement.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(65,127)	$(32,212)
Investing activities	(10,286)	(29,951)
Financing activities	273,061	184,419
Net increase in cash, cash equivalents and restricted cash	$197,648	$122,256

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $65.1 million, and was primarily due to the net loss for the period of $75.6 million, adjusted for non-cash stock-based compensation expense of $15.6 million and depreciation of $0.9 million less a $0.7 million unrealized discount on investment income.  Changes in working capital primarily consisted of a reduction in prepayments from our collaboration partner of $10.7 million, an increase in accrued liabilities of $4.4 million and a $1.3 million increase in operating lease right-of-use assets, offset by a decrease in other long-term liabilities of $1.4 million.

Net cash used in operating activities for the six months ended June 30, 2018 was $32.2 million, and was primarily due to the net loss for the period of $36.2 million, a decrease in deferred revenue of $12.0 million, and stock-based compensation expense of $8.4 million, and was also affected by changes in operating assets and liabilities, including an increase in prepayment from our collaboration partner of $4.7 million, an increase in accrued liabilities of $1.4 million and a reduction in receivable from our collaboration partner of $1.0 million.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 consisted primarily of purchases of investments of $41.6 million and purchases of equipment of $1.7 million, offset by sales and maturities of investments of $4.0 million and $29.0 million, respectively.

Cash used in investing activities for the six months ended June 30, 2018 consisted primarily of purchases of investments of $39.6 million and investments in equipment of $2.4 million, offset by maturities of investments of $12.0 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 consisted primarily of proceeds from the issuance of common stock in connection with a follow-on offering of $271.2 million, net of underwriting discounts, commissions and offering costs, as well as proceeds from the issuance of common stock in connection with purchases pursuant to the 2015 Employee Stock Purchase Plan and funds received as a result of common stock option exercises of $1.8 million.

Cash provided by financing activities for the six months ended June 30, 2018 consisted primarily of net proceeds from the issuance of common stock in connection with a follow-on offering of $182.1 million from the issuance of 3,961,147 shares of our common stock in a follow-on offering, net of underwriting discounts, commissions and offering costs, as well as proceeds from the issuance of common stock in connection with purchases pursuant to the 2015 ESPP and funds received as a result of common stock option exercises of $2.4 million.

Contractual Obligations and Other Commitments

There have been no material changes, other than that discussed below, outside the ordinary course of our business to our contractual obligations during the six months ended June 30, 2019, as compared to those disclosed in our Annual Report.

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

The following table summarizes our contractual obligations under the new and existing operating leases as of June 30, 2019 (in thousands):

	Payments due by period (1)
	Less than 1 year (six months)	1 to 3 years	3 to 5 years	After 5 years	Total
Lease obligations, net	$1,478	$14,301	$17,821	$61,444	$95,044

(1)	The table above is prepared under the assumption that the Commencement Date at the New Facility will be January 1, 2020.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2019, we had cash, cash equivalents and investments (short-term and long-term) of $602.4 million, consisting of interest-bearing money market accounts and money market funds, which would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities of our cash and cash equivalents and the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash, cash equivalents or investments.

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

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our initial product candidates, mavacamten and MYK-491, are in various stages of clinical testing and we must successfully complete our ongoing clinical trials of mavacamten and conduct significant additional clinical trials for MYK-491 before we can seek the regulatory approvals necessary to begin commercial sales of these or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations. Our net loss for the six months ended June 30, 2019 was $75.6 million and as of June 30, 2019, we had an accumulated deficit of $278.2 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

We are currently advancing mavacamten and MYK-491, our initial product candidates, through clinical development, and conducting preclinical discovery and development activities in our other programs. Drug development is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance our product candidates in clinical trials and identify additional product candidates from our pipeline for clinical development.

As of June 30, 2019, our cash, cash equivalents and investments (short-term and long-term) totaled $602.4 million. We intend to use our cash, cash equivalents and investments to fund the advancement of our mavacamten clinical development program, including our ongoing Phase 3 clinical trial in symptomatic oHCM patients, our ongoing Phase 2 trial in symptomatic nHCM patients and our planned additional clinical trials of mavacamten, the progression of MYK-491 through clinical proof-of-concept, our ongoing preclinical, discovery and research programs and the expansion of our platform, as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, mavacamten, MYK-491 or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

•	the costs of preparing to manufacture mavacamten on a commercial scale, and to manufacture MYK-491 for further clinical development;
•	the costs of commercialization activities if mavacamten or any future product candidate is approved, including the formation of a sales force;
•	the degree and rate of market acceptance of any products launched by us or our partners, if any;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need and ability to hire additional personnel;
•	our ability to enter into and maintain collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

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

Risks Related to Our Precision Medicine Platform and the Discovery and Development of Our Product Candidates

The precision medicine approach we are taking to discover and develop drugs for serious diseases of systolic or diastolic dysfunction is novel and may never lead to marketable products.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, and, if applicable under any collaboration or similar agreement, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing to commence and complete our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. If patients are unwilling to participate in our clinical trials because of a lack of familiarity with our approach to the treatment of cardiovascular diseases, negative publicity from adverse events in biotechnology or the fields of precision medicine or cardiovascular disease or for other reasons, including competitive clinical trials for similar patient populations, our timelines for recruiting patients, conducting clinical trials and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates or termination of our clinical trials altogether.

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

In particular, each of the conditions in which we are evaluating or plan to evaluate our product candidates are rare genetic disorders or involve segmented patient populations with limited patient pools from which to draw for clinical trials. To date, the HCM and DCM patient populations have not been extensively evaluated in clinical trials. As a result, enrollment in our ongoing and planned clinical trials is difficult to predict and may take longer or cost more than we anticipate.

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

Risks Related to Our Reliance on Third Parties

From the inception of our collaboration arrangement with Sanofi in August of 2014 and through December 31, 2018 we were substantially dependent upon Sanofi for the development and eventual commercialization of mavacamten, MYK-224, MYK-491 and any product candidates from our HCM-2 program. As a result of the termination of the arrangement, we may be unable to commercialize certain product candidates.

We have previously depended upon our license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A. (Sanofi), which we refer to as the Collaboration Agreement, for financial and scientific resources related to the clinical development and commercialization of product candidates under our mavacamten, MYK-224, MYK-491 and HCM-2 programs and for the manufacturing of MYK-491. On December 31, 2018, Sanofi notified of their intent to terminate the collaboration and as a result, reimbursement for our research and development collaboration on mavacamten and MYK-224 ended in the first half of 2019. In addition, Sanofi did not elect to continue with the MYK-491 and HCM-2 programs, and the collaboration with respect to such programs was deemed terminated as of December 31, 2018.

As a result of the termination, any or all of the following are likely to occur:

•	the development of our product candidates previously subject to the Collaboration Agreement could be significantly delayed;
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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for the commercial supply of any of these product candidates for which we may obtain marketing approval. To date, we have obtained materials for mavacamten for our clinical trials from third-party manufacturers, and we intend to rely on third-party manufacturers for our planned Phase 2 and Phase 3 clinical development activities for mavacamten and for our Phase 2 and any subsequent clinical trials of MYK-491. Until the Collaboration Agreement termination on December 31, 2018, we relied on Sanofi for our MYK-491 supplies. We have executed service agreements with contract organizations for MYK-491 drug substance and drug product manufacturing and technical transfer activities are currently underway, although we may encounter delays in these activities.

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

We have no experience marketing or selling our product candidates. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. We may enter into collaborations with other entities to utilize their mature marketing and distribution capabilities, but we may be unable to enter into marketing agreements on favorable terms, if at all. If any future collaborations that we may enter into do not provide for sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

Our competitors may:

•	develop drug candidates and market drugs that are less expensive or more effective than our future drugs;
•	commercialize competing drugs before we or our partners, if any, can launch any drugs developed from our drug candidates;
•	initiate or withstand substantial price competition more successfully than we can;
•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;
•	more effectively negotiate third-party licenses and strategic collaborations; and
•	take advantage of acquisition or other opportunities more readily than we can.

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

As of June 30, 2019, we had 210 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The market price of our common stock has experienced volatility since our IPO in October 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;
•	reports of adverse events in clinical trials of our product candidates or in other products for the treatment of cardiovascular diseases or clinical trials of such products;
•	inability to obtain additional funding;
•	any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
•	failure to develop successfully and commercialize our product candidates;
•	failure by us or our licensors and strategic collaborators, if any, to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions affecting our product candidates or development programs;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public or to the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

As of August 5, 2019, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 40.9% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference From	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	11/18/2015	3.1

3.2	Amended and Restated Bylaws.	S-1/A	10/13/2015	3.4

4.1	Specimen Common Stock Certificate.	S-1/A	10/19/2015	4.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X

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

Date: August 7, 2019	MYOKARDIA, INC.

	By:	/s/ Tassos Gianakakos
Tassos Gianakakos
President, Chief Executive Officer
(Principal Executive Officer)

Date August 7, 2019	By:	/s/ Taylor Harris
Taylor Harris Chief Financial Officer (Principal Financial and Accounting Officer)