Form 10-Q
period 2019-09-30
MyoKardia Inc
filed 2019-11-04
CIK 1552451

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of outstanding shares of the registrant’s common stock on October 30, 2019 was 46,225,917 shares.

MYOKARDIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

MYOKARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$235,159	$246,122
Short-term investments	181,932	68,564
Prepaid expenses and other current assets	7,598	4,760
Total current assets	424,689	319,446
Property and equipment, net	7,148	5,138
Operating lease right-of-use assets	1,028	—
Long-term investments	63,328	80,148
Restricted cash and other	2,404	2,521
Total assets	$498,597	$407,253
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	6,528	$2,946
Accrued liabilities	36,507	20,758
Prepayment from collaboration partner	—	12,973
Operating lease liabilities - current	1,050	—
Total current liabilities	44,085	36,677
Other long-term liabilities	2,159	9
Total liabilities	46,244	36,686
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at September 30, 2019 and December 31, 2018; 46,218,925 and 40,288,949 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	5	4
Additional paid-in capital	871,894	573,183
Accumulated other comprehensive income (loss)	453	(67)
Accumulated deficit	(419,999)	(202,553)
Total stockholders’ equity	452,353	370,567
Total liabilities and stockholders’ equity	$498,597	$407,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration and license revenue	$—	$9,188	$—	$21,158
Operating expenses:
Repurchase of royalty rights	80,000	—	80,000	—
Research and development	47,372	15,910	101,270	49,746
Selling, general and administrative	17,746	10,957	45,153	27,182
Total operating expenses	145,118	26,867	226,423	76,928
Loss from operations	(145,118)	(17,679)	(226,423)	(55,770)
Interest and other income, net	3,332	1,890	8,775	3,748
Loss before income taxes	(141,786)	(15,789)	(217,648)	(52,022)
Income tax expense (benefit)	16	—	(202)	—
Net loss	(141,802)	(15,789)	(217,446)	(52,022)
Other comprehensive (loss) income, net of tax effect of $17, $0, $(202), and $0, respectively	(44)	37	520	(30)
Comprehensive loss	$(141,846)	$(15,752)	$(216,926)	$(52,052)
Net loss per share, basic and diluted	$(3.07)	$(0.39)	$(4.91)	$(1.38)
Weighted average number of shares used to compute net loss per share, basic and diluted	46,133,068	40,116,644	44,255,657	37,765,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

For the nine months ended September 30, 2019
			Additional	Accumulated other		Total
	Common Stock		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	income/ (loss)	Deficit	Equity
BALANCE—December 31, 2018	40,288,949	$4	$573,183	$(67)	$(202,553)	$370,567
Issuance of common stock in connection with the 2019 follow-on offering, net of issuance costs of $17,638	5,663,750	1	271,212	—	—	271,213
Issuance of common stock upon the exercise of options and release of stock awards	49,076	—	280	—	—	280
Vesting of early exercised stock options	—	—	8	—	—	8
Stock-based compensation	—	—	6,981	—	—	6,981
Unrealized gains, net of tax expense	—	—	—	363	—	363
Net loss	—	—	—	—	(37,470)	(37,470)
BALANCE—March 31, 2019	46,001,775	$5	$851,664	$296	$(240,023)	$611,942
Issuance of common stock upon the exercise of options, release of stock awards and purchases under employee stock purchase plan	96,284	—	1,571	—	—	1,571
Repurchase of early exercised stock options
Vesting of early exercised stock options	—	—	7	—	—	7
Stock-based compensation	—	—	8,638	—	—	8,638
Unrealized gains, net of tax expense	—	—	—	201	—	201
Net loss	—	—	—	—	(38,174)	(38,174)
BALANCE—June 30, 2019	46,098,059	$5	$861,880	$497	$(278,197)	$584,185
Issuance of common stock upon the exercise of options and release of stock awards	120,866	—	1,739	—	—	1,739
Repurchase of early exercised stock options
Stock-based compensation	—	—	8,275	—	—	8,275
Unrealized loss, net of tax benefit	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(141,802)	(141,802)
BALANCE—September 30, 2019	46,218,925	$5	$871,894	$453	$(419,999)	$452,353

For the nine months ended September 30, 2018
			Additional	Accumulated other		Total
	Common Stock		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	income/ (loss)	Deficit	Equity
BALANCE—December 31, 2017	35,812,791	$4	$365,719	$(192)	$(134,855)	$230,676
Issuance of common stock upon the exercise of options	110,961	—	806	—	—	806
Repurchase of early exercised stock options	(770)	—	(1)	—	—	(1)
Vesting of early exercised stock options	—	—	18	—	—	18
Stock-based compensation	—	—	3,631	—	—	3,631
Unrealized loss, net of tax benefit	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	(17,820)	(17,820)
BALANCE—March 31, 2018	35,922,982	$4	$370,173	$(329)	$(152,675)	$217,173
Issuance of common stock in connection with the 2018 follow-on offering, net of issuance costs of $12,233	3,961,147	—	181,863	—	—	181,863
Issuance of common stock upon the exercise of options and purchases under employee stock purchase plan	165,031	—	1,544	—	—	1,544
Vesting of early exercised stock options	—	—	14	—	—	14
Stock-based compensation	—	—	4,782	—	—	4,782
Unrealized gains, net of tax expense	—	—	—	70	—	70
Net loss	—	—	—	—	(18,413)	(18,413)
BALANCE—June 30, 2018	40,049,160	$4	$558,376	$(259)	$(171,088)	$387,033
Issuance of common stock upon the exercise of options and purchases under employee stock purchase plan	191,370	—	2,818	—	—	2,818
Vesting of early exercised stock options	—	—	12	—	—	12
Stock-based compensation	—	—	5,226	—	—	5,226
Unrealized gains, net of tax expense	—	—	—	37	—	37
Net loss	—	—	—	—	(15,789)	(15,789)
BALANCE—September 30, 2018	40,240,530	$4	$566,432	$(222)	$(186,877)	$379,337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities:
Net loss	$(217,446)	$(52,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,894	13,639
Depreciation	1,441	1,134
Amortization of discount on investments	(1,034)	(127)
Income tax benefit of unrealized gains on short and long-term investments	(202)	—
Change in operating assets and liabilities:
Receivable from collaboration partner	—	(1,552)
Prepaid expenses and other current assets	(2,457)	(690)
Operating lease right-of-use assets	2,007	—
Other long-term assets	(169)	(87)
Accounts payable	3,589	357
Accrued liabilities	14,702	7,100
Prepayment from collaboration partner	(12,973)	6,511
Operating lease liabilities	(2,171)	—
Other long-term liabilities	1,907	(133)
Deferred revenue	—	(21,158)
Net cash used in operating activities	(188,912)	(47,028)
Cash flow from investing activities:
Purchases of investments	(145,792)	(48,421)
Sales of investments	4,000	8,000
Maturities of investments	47,000	16,000
Purchases of property and equipment	(1,978)	(3,017)
Net cash used in investing activities	(96,770)	(27,438)
Cash flow from financing activities:
Proceeds from issuance of common stock in follow-on offerings, net of issuance and financing costs	271,224	181,863
Proceeds from exercise of stock options and employee stock purchase plan	3,573	5,168
Net cash provided by financing activities	274,797	187,031
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,885)	112,565
Cash, cash equivalents and restricted cash, beginning of period	248,265	224,857
Cash, cash equivalents and restricted cash, end of period	$237,380	$337,422
Non-cash investing and financing activities:
Vesting of early exercised options and restricted stock	$15	$44
Due from exercise of stock options	$17	$—
Unpaid portion of property and equipment purchases included in period-end accounts payable and accrued liabilities	$1,689	$158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

MyoKardia, Inc. (the “Company”) is a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. The Company’s initial focus is on the treatment of cardiomyopathies, a group of diseases of the heart muscle. MyoKardia’s pipeline includes mavacamten and MYK-224, which are being studied for the treatment of hypertrophic cardiomyopathy, LUS-1, being studied for the treatment of diseases of diastolic dysfunction and MYK-491 and ACT-1, being studied for the treatment of diseases of systolic dysfunction.

MyoKardia’s most advanced programs are: mavacamten, which is in four clinical trials including a Phase 3 study in patients with hypertrophic cardiomyopathy (HCM);  MYK-491, which is completing a Phase 2a study in patients with stable heart failure; and MYK-224, which is in a Phase 1 randomized, placebo-controlled study in healthy volunteers.

The Company was incorporated on June 8, 2012 in Delaware and its corporate headquarters and operations are in South San Francisco, California.

Liquidity

The Company has incurred significant operating losses since inception and has an accumulated deficit of $420.0 million as of September 30, 2019. The Company has relied on its ability to fund its operations through private and public equity financings, and to a lesser extent, through a license and collaboration arrangement with a former collaboration partner, Sanofi S.A. (“Sanofi”), via its subsidiary, Aventis Inc. As discussed further in Note 3, the collaboration agreement with Sanofi ended on December 31, 2018 and the Company no longer records revenues from Sanofi nor has it received reimbursements of research and development expenses after June 30, 2019. The Company has not yet received regulatory approval to commercialize or sell any product and does not have customers. Management expects operating losses and negative operating cash flows to continue for the foreseeable future. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval, and commercialization of the Company’s products and product candidates and the achievement of a level of revenues adequate to support its cost structure. The Company’s ultimate success depends on the outcome of its research and development activities. The Company anticipates the need to raise additional capital to fully implement its business plan and intends to raise such capital through the issuance of additional equity, debt and/or strategic alliances with partner companies. There is no assurance that such financing will be available on terms acceptable to the Company, if at all.

On March 8, 2018, the Company filed a Registration Statement on Form S-3ASR (the “2018 Shelf Registration Statement”) covering the potential offering, issuance, and sale of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. In March 2019, the Company completed a follow-on offering under the 2018 Shelf Registration Statement in which the Company issued 5,663,750 shares of common stock at a price of $51.00 per share, including 738,750 shares sold directly to the underwriters upon exercise of their option to purchase up to 738,750 shares of the Company’s common stock within 30 days of the offering. During the nine months ended September 30, 2019, the Company received proceeds totaling approximately $271.2 million from the offering, net of underwriting discounts and commissions and offering expenses.

As of September 30, 2019, the Company had $480.4 million of cash, cash equivalents and investments (short-term and long-term) and management believes that these amounts will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for the twelve months following the issuance date of this Form 10-Q. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding.

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

The Company currently operates in one business segment, which is the identification, development and commercialization of therapies for the treatment of serious and neglected rare cardiovascular diseases and has a single reporting unit and operating segment. These interim statements, in the opinion of management, reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position and results of operations for the interim periods ended September 30, 2019 and 2018.

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

Restricted Cash

A reconciliation of the Company’s cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows is as follows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$235,159	$246,122
Restricted cash included in prepaid expenses and other current assets	364	—
Restricted cash included in restricted cash and other	1,857	2,143
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$237,380	$248,265

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive income (loss) and the related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to accrued clinical trial and manufacturing expenses, stock-based compensation expense, income tax expense and operating leases. Significant estimates in these condensed consolidated financial statements include estimates made in connection with accrued research and development expenses, stock-based compensation expense, leases, income tax expenses and revenue. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Recently Adopted Accounting Pronouncements - Other

In June 2018, the FASB issued ASU No. 2018-07 (Topic 718), Compensation – Stock Compensation (ASU 2018-07). The update represents an expansion of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The Company adopted ASU 2018-17 in the first quarter of 2019 and it did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13 (Topic 820), Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements in Topic 820 by removing requirements for disclosing (i) amounts of and reasons for transfers between the Level 1 and Level 2 hierarchies, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The ASU 2018-13 amendment also adds requirements for disclosure of changes in unrealized gains and losses for the period relating to Level 3 fair value measurements and other factors considered in the valuation of Level 3 investments. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has evaluated this amendment and it is not expected to have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments –Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. For available-for-sale debt securities, expected credit losses should be estimated when the fair value of the debt securities is below their associated amortized costs. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted. The modified retrospective approach should be applied upon adoption of this new guidance. The Company has evaluated this amendment and it is not expected to have a material impact on the Company’s financial statements.

3. Sanofi License and Collaboration Agreement

Sanofi (Aventis Inc.)

Agreement Overview, Termination and Repurchase of Royalty Rights

In August 2014, the Company entered into an exclusive License and Collaboration Agreement (“Collaboration Agreement”) with Aventis Inc., a wholly-owned subsidiary of Sanofi, for the research, development and potential commercialization of pharmaceutical products for the treatment, prevention and diagnosis of hypertrophic and dilated cardiomyopathy, as well as potential additional indications. During the period from August 2014 through December 2018, Sanofi paid the Company a total of $105.0 million in cash to perform research and development on the development of such products, as well as for granting to Sanofi certain royalty-bearing licenses. Of the $105.0 million, $0.7 million was attributed to a freestanding convertible preferred stock call option and $104.3 million was recognized as revenue during the period from August 2014 through December 31, 2018, the date on which the Company received a notice of termination of the Collaboration Agreement.  In addition, in July 2019, the Company and Sanofi entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the Company agreed to reacquire the U.S. royalty rights to mavacamten and MYK-224 for $80.0 million, of which $50.0 million was paid immediately and $30.0 million was deposited into escrow to be paid to Sanofi by June 30, 2020 without conditions.  The Company also paid $4.3 million to Sanofi for certain of its assets related to the MYK-491 program. Neither the Company nor Sanofi have further obligations under the Collaboration Agreement that would prevent the payment of the escrowed amount. As a result of the termination of the Collaboration Agreement, there are no further rights or obligations between the parties.

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
•

Sanofi also would have remained eligible to receive royalties associated with any potential HCM-1 and HCM-2 products that would have ranged from mid-single to low-double digits in the U.S. (there is no royalty obligation to Sanofi for sales outside the U.S.). However, as discussed above, in July 2019 the Company was released from such royalty obligations upon the execution of the Termination Agreement, whereby the Company agreed to pay Sanofi an aggregate of $80.0 million, which was estimated to be the fair value of the royalty rights, and resulted in the Company retaining exclusive worldwide rights to mavacamten and MYK-224, the two HCM-1 compounds.

The Company determined that Sanofi was a related party of the Company due to its previous collaborative relationship and that it was the Company’s only partner. As Sanofi was a related party, the Company undertook to evaluate the terms and conditions of the Termination Agreement and concluded that the agreement was carried out on an arm’s length basis. Factors supporting this conclusion included the following:

•

The Company determined that the royalties for HCM-1 considered to be included in the original Collaboration Agreement and repurchased in the Termination Agreement would have been recorded as cost of revenue once the compounds were fully commercialized.  At the time the Termination Agreement was signed, the compounds were not commercialized and therefore the payment is properly recorded in operating expenses and included separately as Repurchase of Royalties rights in the Statement of Operations.

•	The Company prepared an analysis of the discounted fair value of the royalty rights noting that the amount paid was a reasonable figure estimating potential future sales under various scenarios.
•	The Company discussed the value of the repurchased rights with industry experts noting the amount paid was within a range of appropriate valuations
•	Royalty considerations were evaluated as part of the terms of the original Collaboration Agreement and included at a negotiated price, commensurate with the Company’s services provided.

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

As previously noted, the Collaboration Agreement also included up to $45.0 million in funding from Sanofi of approved in-kind research and clinical activities. Sanofi was the decision maker on how to provide these services and such services were used in the development of joint program technology which is co-owned by both parties. As such the Company concluded that these in-kind contributions did not constitute consideration paid by Sanofi to the Company. Any consideration related to sales-based royalties was to be recognized when the related sales occurred and therefore was also excluded from the transaction price.

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

For the nine months ended September 30, 2019 and 2018, the Company recognized zero and $21.2 million of collaboration and license revenue, respectively.  The Company will not recognize any further revenue from the Collaboration Agreement.

There were no contract assets or liabilities as of September 30, 2019.  The following table presents changes in the Company’s contract liabilities, which excludes research and development reimbursements under the cost sharing plan further discussed below, for the nine months ended September 30, 2018 (in thousands):

	Nine Months Ended September 30, 2018
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities:
Deferred revenue	$33,558	$—	$(21,158)	$12,400

Cost Sharing

During the nine months ended September 30, 2019 and 2018, the Company received research and development cost reimbursements from Sanofi under the terms of the Collaboration Agreement.

Since the inception of the Collaboration Agreement and up until the termination date:

(i)

Sanofi had been conditionally responsible for reimbursing the Company for one half or more of the registration program plan (“RPP”) costs after clinical proof-of-concept had been established for the lead compound under each of the HCM-1 and HCM-2 programs; and

(ii)

if the Company had initiated a clinical trial of a compound under a proof-of-concept development plan and not terminated its development thereof and if another additional compound had been identified as a development candidate for the same program, the Company was entitled to full reimbursement of pre-proof-of-concept (“pre-POC”) research and development costs on development candidates mutually identified as such additional compounds, with the objective of conducting IND-enabling studies and clinical trials on such candidate.

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

Due to the termination of the license agreement effective December 31, 2018, the Company has not received further reimbursements for the MYK-224 compound for any periods subsequent to April 1, 2019 and has not participated in the cost sharing arrangement for the mavacamten compound subsequent to June 30, 2019.  The Company paid to Sanofi $2.3 million for the final settlement of the cost sharing arrangement during the three months ended September 2019. As a result, there are no further rights or obligations between the Company and Sanofi for research and development cost sharing.

The Company recorded $18.5 million and $14.8 million as reductions to research and development expenses for the nine months ended September 30, 2019 and 2018, respectively.

The following table presents the Sanofi research and development reimbursement receivables and related prepayment activity during the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Receivable from collaboration partner
Balance at beginning of period	$—	$1,013
Additions	—	2,565
Deductions	—	(1,013)
Balance at end of period	$—	$2,565

Prepayment from collaboration partner for mavacamten
Balance at beginning of period	$12,973	$4,432
Additions for advance billings	—	2,565
Payments received from Sanofi, net of reimbursements	5,521	18,734
Actual expenses incurred	(18,494)	(14,787)
Balance at end of period	$—	$10,944

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$234,197	$234,197	$—	$—
U.S. government agency obligations	114,933	—	114,933	—
Corporate securities	130,327	—	130,327	—
Total	$479,457	$234,197	$245,260	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$245,194	$245,194	$—	$—
U.S. government agency obligations	85,033	—	85,033	—
Corporate securities	63,679	—	63,679	—
Total	$393,906	$245,194	$148,712	$—

The following table is a summary of amortized cost, unrealized gain and loss, and fair value of the Company’s marketable securities by contractual maturities (in thousands):

	Fair Value Measurements at September 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$234,197	$—	$—	$234,197
Short-term investments (due within one year)	181,529	403	—	181,932
Long-term investments (due between one and two years)	63,071	257	—	63,328
Total	$478,797	$660	$—	$479,457

	Fair Value Measurements at December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$245,194	$—	$—	$245,194
Short-term investments (due within one year)	68,656	—	(92)	68,564
Long-term investments (due between one and two years)	80,118	98	(68)	80,148
Total	$393,968	$98	$(160)	$393,906

5. Leases

As of September 30, 2019, the Company has operating leases recorded on its balance sheet for approximately 70,500 square feet of office and lab space in three separate facilities in South San Francisco, California (the “Existing Facilities”).  All of the lease agreements associated with the Existing Facilities expire on or before April 2020 and there are no options to extend the leases. The Company does not plan to cancel the existing lease agreements for its Existing Facilities prior to their respective expiration dates. The Company does not have any leases that would be classified as finance leases.

Information related to operating leases as of September 30, 2019 and upon adoption of ASC 842 on January 1, 2019 is as follows (in thousands, except for percentages and years).

	September 30, 2019	January 1, 2019
Assets
Operating lease right-of-use assets	$1,028	$1,940

Liabilities
Operating lease liabilities - current	$1,050	$2,126
Operating lease liabilities - noncurrent	—	—
	$1,050	$2,126

Weighted average remaining lease term (years)	0.4	1.0
Weighted average discount rate	6%	6%

Information related to operating lease activity during the nine months ended September 30, 2019 follows (in thousands):

Nine Months Ended
September 30, 2019
Operating lease right-of-use assets obtained in exchange for lease obligations	$1,095

Operating lease rental expense	$2,163

Operating lease payments	$2,330

Future annual payments of operating lease liabilities as of September 30, 2019 are as follows (in thousands):

Year ending December 31:	Amount
2019 (three months remaining)	$676
2020	387
Total future lease payments	1,063
Less: imputed interest	(13)
Total operating lease liabilities	$1,050

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

Future annual minimum operating lease payments due under the Lease for the New Facility are as follows (in thousands):

Year ending December 31:	Amount[1]
2019 (three months remaining)	$—
2020	5,454
2021	8,461
2022	8,757
2023	9,063
Thereafter	61,444
Total	$93,179

(1)	The table above is prepared under the assumption that the Commencement Date at the New Facility will be in January, 2020.

Future annual minimum lease payments for operating leases as of December 31, 2018 were as follows (in thousands):

Year ending December 31:	Amount
2019	2,752
2020	5,831
2021	8,461
2022	8,757
2023	9,063
Thereafter	61,444
Total	96,308

The adoption of ASC 842 did not materially affect the amount or timing of operating lease rent expense to be recognized during the year ended December 31, 2019 as compared to accounting under the prior guidance. Operating lease rent expense, which is included in operating expenses on the Company’s condensed consolidated statements of operations and comprehensive loss, was $0.8 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, and $2.2 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively. The operating leases require the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

6. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Scientific equipment	$10,155	$9,126
Furniture and equipment	1,537	1,248
Capitalized software	389	302
Leasehold improvements	509	451
Construction in progress	1,988	—
Total	14,578	11,127
Less: Accumulated depreciation	(7,430)	(5,989)
Property and equipment, net	$7,148	$5,138

Depreciation expense was $0.5 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $1.4 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Clinical research and development	$22,806	$10,903
Payroll-related liabilities	9,178	8,151
Other	4,523	1,704
Total accrued liabilities	$36,507	$20,758

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

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of September 30, 2019 or December 31, 2018.

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

8. Stockholders’ Equity

On March 8, 2018, the Company filed the 2018 Shelf Registration Statement covering the potential offering, issuance, and sale of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. In March 2019, the Company completed a follow-on offering under the 2018 Shelf Registration Statement pursuant to which the Company issued 5,663,750 shares of common stock at a price of $51.00 per share, which included 738,750 shares sold directly to the underwriters upon exercise of their over-allotment option. During the nine months ended September 30, 2019, the Company received proceeds totaling approximately $271.2 million from the offering, net of underwriting discounts and commissions and offering expenses.

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows:

	September 30, 2019	December 31, 2018
Options and awards issued and outstanding	5,278,515	3,864,407
Shares available for issuance under 2015 Stock Option and Incentive Plan	860,216	904,785
Shares available for issuance under 2015 Employee Stock Purchase Plan	1,162,647	780,716
Total	7,301,378	5,549,908

9. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to equity awards granted to employees and consultants for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$3,644	$2,042	$10,402	$5,683
Selling, general and administrative	4,631	3,184	13,492	7,956
Total	$8,275	$5,226	$23,894	$13,639

The following summarizes option and other equity award activity under the 2012 Equity Incentive Plan and 2015 Stock Option and Incentive Plan:

	Shares Subject to	Weighted Average
	Outstanding Options	Exercise Price per Share
Balance at December 31, 2018	3,701,461	$26.40
Options granted	1,275,323	42.09
Options exercised	(203,872)	13.41
Options canceled/forfeited	(116,894)	32.08
Balance at September 30, 2019	4,656,018	31.13

	Shares Subject to	Weighted Average
	Outstanding Awards	Grant Date Fair Value
Balance at December 31, 2018	162,946	$53.37
RSUs awarded	513,839	42.58
RSUs released	(38,146)	52.96
RSUs forfeited	(16,142)	46.04
Balance at September 30, 2019	622,497	44.68

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

In relation to stock options and awards that vest upon the achievement of performance criteria, there was zero and zero in stock-based compensation expense recorded for the three months ended September 30, 2019 and 2018, respectively, and zero and $193,000 was recorded for the nine months ended September 30, 2019 and 2018, respectively. The Company begins to recognize expenses related to these stock options and awards during the period upon concluding that certain performance criteria are considered probable. As of September 30, 2019, there were no performance awards outstanding.

10. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net loss	$(141,802)	$(15,789)	$(217,446)	$(52,022)
Denominator
Weighted average shares outstanding	46,133,068	40,145,306	44,258,437	37,857,621
Less: weighted average shares subject to repurchase	—	(28,662)	(2,780)	(91,990)
Weighted average shares used to compute basic and diluted net loss per share	46,133,068	40,116,644	44,255,657	37,765,631
Net loss per share, basic and diluted	$(3.07)	$(0.39)	$(4.91)	$(1.38)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2019	2018
Common stock subject to repurchase	—	17,095
Options and awards issued and outstanding	5,278,515	3,828,905

As of September 30, 2019, the Company has contributions from plan participants of $0.8 million under the 2015 ESPP, which if converted, would be equivalent to approximately 20,000 shares based on 85% of the stock price at the beginning of the offering period. As of September 30, 2018, the Company had contributions from plan participants of $0.5 million under the 2015 ESPP, which if converted, would have been equivalent to approximately 12,000 shares based on 85% of the stock price at the beginning of the offering period.

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

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit potentially recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. As of September 30, 2019, the Company’s uncertain tax positions were subject to valuation allowances and the Company has not recorded provisions for income taxes for the three months and nine months ended September 30, 2019 and 2018, respectively.

The Company recognized an income tax expense of $16,000 and an income tax benefit of $202,000 for the three and nine months ended September 30, 2019, respectively, and zero for the three and nine months ended September 30, 2018. The income tax expense (benefit) is primarily related to the change in the net unrealized gain on the Company’s short term and long-term investments, resulting in an increase in deferred tax liabilities included in other comprehensive income and a decrease in the valuation allowance included in the statement of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our lead clinical-stage candidate is mavacamten, a novel, oral, allosteric modulator of cardiac myosin being developed for the treatment of hypertrophic cardiomyopathy (HCM). Mavacamten is intended to reduce cardiac muscle contractility by inhibiting the excessive myosin-actin cross-bridge formation that underlies the excessive contractility, left ventricular hypertrophy and reduced compliance characteristic of HCM. In 2016, mavacamten was granted Orphan Drug Designation by the U.S. Food and Drug Administration, or the FDA, for the treatment of symptomatic obstructive HCM (oHCM).

We are currently advancing mavacamten in four studies:

•

EXPLORER-HCM is a Phase 3 clinical trial initiated in 2018 in patients with symptomatic obstructive (NYHA Class II or III) HCM.  Enrollment in the EXPLORER study completed in August 2019 at clinical sites in the U.S., Europe, and Israel. Topline data from the EXPLORER-HCM trial are anticipated in the second quarter of 2020. Pending the outcome of this study, we plan to file a New Drug Application seeking regulatory approval of mavacamten for the treatment of oHCM.

•	MAVERICK-HCM is a Phase 2 clinical study initiated in 2018 for the potential treatment of symptomatic non-obstructive HCM (nHCM) and data is expected to be released in the fourth quarter of 2019.

•

PIONEER-OLE is an open label long term extension trial of oHCM patients and we plan to report long-term safety and efficacy results from this trial periodically. In this trial, mavacamten achieved statistically significant changes in the primary endpoint of post-exercise left ventricular outflow tract, or LVOT, gradient from baseline and demonstrated improvements across key secondary endpoints including New York Heart Association, or NYHA, functional classification, exercise capacity as measured by peak oxygen consumption, or peak VO2, and change in dyspnea scores.

•	MAVA-LTE is a long-term extension study we initiated in 2018 of patients completing our Phase 2 MAVERICK -HCM or Phase 3 EXPLORER-HCM trial.

In addition, in September 2019, we announced plans to evaluate mavacamten as a therapeutic alternative to septal reduction therapy.

Our second clinical-stage candidate, MYK-491, is currently being studied in a Phase 2a multiple-ascending dose clinical trial in patients with stable heart failure. This trial follows the completion of two single-ascending dose Phase 1 studies, in healthy volunteers and in patients with dilated cardiomyopathy, a disease of systolic dysfunction that can result in heart failure. MYK-491 was shown to increase cardiac contractility by 5 to 20 percent across multiple echocardiographic parameters at higher dose concentrations, with minimal impact on diastolic function. Additionally, we are advancing multiple preclinical programs, focused on regulating or normalizing cardiac muscle contractility and relaxation.

In August 2019, we commenced dosing healthy volunteers in a Phase 1 trial of small molecule MYK-224 for the treatment of HCM. The randomized, placebo-controlled Phase 1 study is designed to compare the safety, tolerability, and pharmacokinetics of MYK-224.

Financial Overview

We have not generated net income from operations and, as of September 30, 2019, had an accumulated deficit of $420.0 million, primarily as a result of research and development and selling, general and administrative expenses. Through December 31, 2018 our revenue was derived from non-refundable payments under the license and collaboration agreement we entered into with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A. (“Sanofi”) in August 2014 (the “Collaboration Agreement”), and we have not yet generated any revenue from product sales. We have never been profitable and have incurred net losses in each year since our inception. We expect to incur significant and increasing losses from operations for the foreseeable future, and we can provide no assurance that we will ever generate significant revenue or profits.

Through September 30, 2019, we have financed our operations through an initial public offering (“IPO”), four follow-on public offerings, private placements of redeemable convertible preferred stock as well as funds received in connection with the Collaboration Agreement. Our equity issuances have been as follows:

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

In connection with the Collaboration Agreement, we have received $153.9 million from Sanofi, consisting of a $35.0 million upfront payment, a $25.0 million milestone payment for the submission of an Investigational New Drug (“IND”) application for MYK-491 with the FDA in November 2016, a $45.0 million continuation payment from Sanofi in January 2017 and $48.9 million in reimbursements and prepayments for research and development costs under the development portion of our Collaboration Agreement. As of September 30, 2019, we have an accumulated deficit of $420.0 million, cash and cash equivalents of $235.2 million, short-term investments of $181.9 million and long-term investments of $63.3 million.

We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. We currently utilize third-party clinical research organizations (“CROs”) to carry out our clinical development and trials. We do not yet have a sales organization.

Research and development expenses incurred in the development and potential commercialization of mavacamten, MYK-491 and other product candidates, are shown net of zero and $7.7 million in reductions in expense due to Sanofi research and development reimbursements during the three months ended September 30, 2019 and 2018, respectively, and $18.5 and $14.8 million during the nine months ended September 30, 2019 and 2018, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Mavacamten	$24,987	$7,371	$47,084	$22,189
MYK-491	8,871	3,045	18,517	8,724
Other	13,514	5,494	35,669	18,833
Total research and development expenses	$47,372	$15,910	$101,270	$49,746

We expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform, the development and potential commercialization of our lead compounds mavacamten and MYK-491, and the discovery, development and potential commercialization of any additional product candidates we may pursue. We will need substantial additional funding to support operating activities as we advance our lead compounds and other potential product candidates through clinical development, seek regulatory approval and proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all.

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

Under the terms of the Collaboration Agreement, the agreement was deemed terminated if Sanofi did not notify us that they intended to continue to fund certain programs on or before December 31, 2018. On that date, Sanofi notified us that they did not intend to continue the collaboration with respect to the HCM-1 program and that the agreement was deemed terminated with respect to all other programs. As a result, the agreement was terminated in its entirety except for Sanofi’s continuing rights to royalties in the event of commercialization of the HCM-1 program. The events leading up to the termination included our belief and discussion with Sanofi that it is critical to our strategy to maintain control of the U.S. commercial rights for mavacamten, as well our desire not to grant additional rights in expanded indications. In July 2019, Sanofi’s continuing rights to royalties in the event of commercialization of the HCM-1 program were terminated when we repurchased those rights for $80.0 million; Sanofi therefore has no continuing royalty rights to any of our products or programs.

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

Our significant accounting policies are fully described in Note 2 of our Annual Report and are updated in our Form 10-Q as necessary. We believe that the accounting policies discussed in our Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no changes to our significant accounting policies during the nine months ended September 30, 2019 except with respect to changes in our accounting for leases upon the adoption of Accounting Standards Codification Topic 842, Leases (ASC 842).

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table compares the operating results (in thousands):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Collaboration and license revenue	$—	$9,188	$(9,188)	-100%
Operating expenses:
Repurchase of royalty rights	80,000	—	80,000	*
Research and development	47,372	15,910	31,462	198%
Selling, general and administrative	17,746	10,957	6,789	62%
Total operating expenses	145,118	26,867	118,251	440%
Loss from operations	(145,118)	(17,679)	(127,439)	721%
Interest and other income, net	3,332	1,890	1,442	76%
Income tax expense	16	—	16	*
Net loss	$(141,802)	$(15,789)	$(126,013)	798%

* Not meaningful

Collaboration and License Revenue

Collaboration and license revenue decreased from $9.2 million for the three months ended September 30, 2018 to zero for the three months ended September 30, 2019. The prior year’s revenue relates to the amounts recognized from the continuation payment of $45.0 million under the Collaboration Agreement, under which all revenues were recognized as of December 31, 2018.

Repurchase of Royalty Rights

In July 2019, Sanofi’s continuing rights to royalties in the event of commercialization of the HCM-1 programs were terminated when we repurchased those rights for $80.0 million.

Research and Development Expenses

Research and development expenses increased $31.5 million, or 198%, from $15.9 million for the three months ended September 30, 2018 to $47.4 million for the three months ended September 30, 2019. The increase in research and development expenses was primarily due to the following:

•	a $8.6 million increase in clinical expenses related to our mavacamten and MYK-491 clinical trials;
•	a $7.7 million decrease in research and development credits from Sanofi;
•	a $4.0 million increase in contract manufacturing;
•	a $3.8 million increase in personnel expenses due to a higher employee headcount;
•	a $2.3 million increase in contract research, chemistry and biology expenses on discovery and pre-clinical programs;
•	a $1.7 million increase in general consulting;
•	a $1.5 million increase in stock compensation expense; and
•	a $1.9 million increase in medical affairs, office, travel and other expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.8 million, or 62%, from $11.0 million for the three months ended September 30, 2018 to $17.7 million for the three months ended September 30, 2019. The increase in selling, general and administrative expenses was primarily due to the following:

•	a $3.1 million increase in sponsorship of cardiovascular research and education;
•	a $1.4 million increase in stock compensation expenses;
•	a $1.1 million increase in personnel expenses due to a higher employee headcount;
•	a $0.7 million increase in office and facilities-related expenses; and
•	a $0.5 million increase in professional service and consulting fees.

Interest and Other Income, Net

Interest and other income increased $1.4 million, or 76%, from $1.9 million for the three months ended September 30, 2018 to $3.3 million for the three months ended September 30, 2019. The increase in interest income was primarily due to interest earned on higher invested balances.

Income Tax Expense

Income tax expense was $16,000 for the three months ended September 30, 2019 versus $0 for the three months ended September 30, 2018 and was related to the change in the net unrealized gain on the Company’s short term and long-term investments, resulting in an increase in deferred tax liabilities included in other comprehensive income and a decrease in the valuation allowance included in the statement of operations.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table compares the operating results (in thousands):

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Collaboration and license revenue	$—	$21,158	$(21,158)	-100%
Operating expenses:
Repurchase of royalty rights	80,000	—	80,000	*
Research and development	101,270	49,746	51,524	104%
Selling, general and administrative	45,153	27,182	17,971	66%
Total operating expenses	226,423	76,928	149,495	194%
Loss from operations	(226,423)	(55,770)	(170,653)	306%
Interest and other income, net	8,775	3,748	5,027	134%
Income tax benefit	(202)	—	(202)	*
Net loss	$(217,446)	$(52,022)	$(165,424)	318%

* Not meaningful

Collaboration and License Revenue

Collaboration and license revenue decreased from $21.2 million for the nine months ended September 30, 2018 to zero for the nine months ended September 30, 2019. The prior year’s revenue relates to the amounts recognized from the continuation payment of $45.0 million under the Collaboration Agreement, under which all revenues were recognized as of December 31, 2018.

Repurchase of Royalty Rights

In July 2019, Sanofi’s continuing rights to royalties in the event of commercialization of the HCM-1 programs were terminated when we repurchased those rights for $80.0 million.

Research and Development Expenses

Research and development expenses increased $51.5 million, or 104%, from $49.7 million for the nine months ended September 30, 2018 to $101.3 million for the nine months ended September 30, 2019. The increase in research and development expenses was primarily due to the following:

•	a $20.8 million increase in clinical expenses related to our mavacamten and MYK-491 clinical trials;
•	a $11.5 million increase in personnel expenses due to a higher employee headcount;
•	a $8.0 million increase in contract research, chemistry and biology expenses on discovery and pre-clinical programs;
•	a $4.5 million increase in contract manufacturing;
•	a $4.5 million increase in stock compensation expense;
•	a $4.0 million increase in medical affairs, office, travel and other expenses; and
•	a $1.9 million increase in general consulting,
•	offset by a $3.6 million increase in research and development credits from Sanofi.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $18.0 million, or 66%, from $27.2 million for the nine months ended September 30, 2018 to $45.2 million for the nine months ended September 30, 2019. The increase in selling, general and administrative expenses was primarily due to the following:

•	a $5.5 million increase in stock compensation expense;
•	a $3.6 million increase in personnel expenses due to a higher employee headcount;
•	a $3.1 million increase in sponsorship of cardiovascular research and education;
•	a $3.1 million increase in professional service and consulting expenses;

•	a $2.1 million increase in office and facilities-related expenses; and
•	a $0.6 million increase in sales and marketing expenses.

Interest and Other Income, Net

Interest and other income increased $5.0 million, or 134%, from $3.7 million for the nine months ended September 30, 2018 to $8.8 million for the nine months ended September 30, 2019. The increase in interest income was primarily due to interest earned on higher invested balances.

Income Tax Benefit

The income tax benefit was $202,000 for the nine months ended September 30, 2019 compared to zero for the nine months ended September 30, 2018 and was related to the change in the net unrealized gain on the Company’s short term and long-term investments, resulting in an decrease in deferred tax liabilities included in other comprehensive income and an increase in the valuation allowance included in the statement of operations.

Liquidity and Capital Resources

As of September 30, 2019, our principal source of liquidity was cash, cash equivalents and short- and long-term investments, which totaled $480.4 million. Since our inception in June 2012, we have funded our operations primarily through:

•	Payments from our collaboration partner totaling $153.9 for research and development, and
•	Proceeds, net of issuance costs, from private placements of convertible preferred stock and public offerings of common stock totaling $797.6 million.

On December 31, 2018, Sanofi notified us that it was terminating the Collaboration Agreement. All revenue related to the Collaboration Agreement has been recognized as of December 31, 2018 and after June 30, 2019 we no longer receive reimbursements of research and development expenses under the cost sharing portion of the Collaboration Agreement. In July 2019 we repurchased all royalty rights for $80.0 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(188,912)	$(47,028)
Investing activities	(96,770)	(27,438)
Financing activities	274,797	187,031
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10,885)	$112,565

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $188.9 million and was primarily due to the net loss for the period of $217.4 million, adjusted for non-cash stock-based compensation expense of $23.9 million and depreciation of $1.4 million less a $1.0 million amortization of discount on investments.  Changes in working capital primarily consisted of an increase in accrued liabilities of $14.7 million, a $3.6 million increase in accounts payable, a $1.9 million increase in other long-term liabilities, and a $2.0 million decrease in operating lease right-of-use assets, offset by a reduction in prepayments from our collaboration partner of $13.0 million, a $2.5 million increase in prepaid expenses and other current assets, and a decrease in operating lease liabilities of $2.2 million.

Net cash used in operating activities for the nine months ended September 30, 2018 was $47.0 million, and was primarily due to the net loss for the period of $52.0 million, offset by non-cash stock-based compensation expense of $13.6 million and depreciation of $1.1 million, and was also affected by changes in operating assets and liabilities, primarily due to a decrease in deferred revenue of $21.2 million, an increase in prepayments from our collaboration partner of $6.5 million and an increase in accrued liabilities of $7.1 million.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 consisted primarily of purchases of investments of $145.8 million and purchases of equipment of $2.0 million, offset by sales and maturities of investments of $4.0 million and $47.0 million, respectively.

Cash used in investing activities for the nine months ended September 30, 2018 consisted primarily of purchases of investments of $48.4 million, offset by sales and maturities of investments of $8.0 million and $16.0 million, respectively. During the nine months ended September 30, 2018, we also had investments in equipment of $3.0 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 consisted primarily of proceeds from the issuance of common stock in connection with a follow-on offering of $271.2 million, net of underwriting discounts, commissions and offering costs, as well as proceeds from the issuance of common stock in connection with purchases pursuant to the 2015 Employee Stock Purchase Plan and funds received as a result of common stock option exercises of $3.6 million.

Cash provided by financing activities for the nine months ended September 30, 2018 consisted of proceeds from the issuance of common stock in connection with a follow-on offering of $182.5 million, funds received as a result of common stock option exercise of $5.1 million, net of $0.6 million in payments for financing-related costs.

Contractual Obligations and Other Commitments

There have been no material changes, other than that discussed below, outside the ordinary course of our business to our contractual obligations during the nine months ended September 30, 2019, as compared to those disclosed in our Annual Report.

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

The following table summarizes our contractual obligations under the new and existing operating leases as of September 30, 2019 (in thousands):

	Payments due by period (1)
	Less than 1 year (three months)	1 to 3 years	3 to 5 years	After 5 years	Total
Lease obligations, net	$676	$14,301	$17,821	$61,444	$94,242

(1)	The table above is prepared under the assumption that the Commencement Date at the New Facility will be January 1, 2020.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2019, we had cash, cash equivalents and investments (short-term and long-term) of $480.4 million, consisting of interest-bearing money market accounts and money market funds, which would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities of our cash and cash equivalents and the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash, cash equivalents or investments.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are an early-stage company. We were incorporated and commenced operations in June 2012. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, creating and expanding on our precision medicine platform, identifying potential product candidates, undertaking preclinical studies for our programs, completing our ongoing clinical trials for our most advanced product candidate, mavacamten, planning further clinical development of mavacamten and completing our ongoing clinical development of our second product candidate, MYK-491, and beginning clinical development of our third product candidate, MYK-224. We have not yet demonstrated our ability to successfully complete the clinical development of a product candidate, including the completion of any clinical trials designed to support the registration of a product candidate, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our initial product candidates, mavacamten, MYK-491 and MYK-224, are in various stages of clinical testing and we must successfully complete our ongoing clinical trials of mavacamten and conduct significant additional clinical trials for MYK-491 and MYK-224 before we can seek the regulatory approvals necessary to begin commercial sales of these or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations. Our net loss for the nine months ended September 30, 2019 was $217.4 million and as of September 30, 2019, we had an accumulated deficit of $420.0 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

We are currently advancing mavacamten and MYK-491 and MYK-224, our initial product candidates, through clinical development, and conducting preclinical discovery and development activities in our other programs. Drug development is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance our product candidates in clinical trials and identify additional product candidates from our pipeline for clinical development.

As of September 30, 2019, our cash, cash equivalents and investments (short-term and long-term) totaled $480.4 million. We intend to use our cash, cash equivalents and investments to fund the advancement of our mavacamten clinical development program, including our ongoing Phase 3 clinical trial in symptomatic oHCM patients, our ongoing Phase 2 trial in symptomatic nHCM patients and our planned additional clinical trials of mavacamten, the progression of MYK-491 through clinical proof-of-concept, our ongoing Phase 1 trial of MYK-224, our ongoing preclinical, discovery and research programs and the expansion of our platform, as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, mavacamten, MYK-491, MYK-224 or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

•	the rate of progress and the cost of our ongoing and planned clinical trials of mavacamten, MYK-491 and MYK-224;
•	the number of product candidates that we intend to develop using our precision medicine platform;
•	the costs of research and preclinical studies to support the advancement of other product candidates into clinical development;
•

the timing of, and costs involved in, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we currently expect;

•	the costs of preparing to manufacture mavacamten on a commercial scale, and to manufacture MYK-491 and MYK-224 for further clinical development;
•	the costs of commercialization activities if mavacamten or any future product candidate is approved, including the formation of a sales force;
•	the degree and rate of market acceptance of any products launched by us or our partners, if any;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need and ability to hire additional personnel;
•	our ability to enter into and maintain collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

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

We have concentrated our therapeutic product research and development efforts on the application of precision medicine to the treatment of cardiovascular diseases, and our future success depends on the successful development of products based on our precision medicine platform and the continued development of this platform. We believe we are the first company to apply precision medicine to the treatment of cardiovascular disease, and neither we nor any other company has received regulatory approval to market therapeutics specifically targeting the underlying cause of any form of heart failure or cardiomyopathy. The scientific discoveries that form the basis for our efforts to discover and develop product candidates are novel, and the scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. If we do not successfully develop and commercialize product candidates based upon our technological approach, we will not become profitable and the value of our common stock may decline.

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

We depend heavily on the success of mavacamten, MYK-491 and MYK-224, our initial product candidates. Other than mavacamten, MYK-491 and MYK-224, all of our other programs are in discovery or preclinical development. Preclinical testing and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification of our initial product candidates, mavacamten and MYK-224 for the treatment of hypertrophic cardiomyopathy (“HCM”) and MYK-491 for the treatment of dilated cardiomyopathy (“DCM”). We are currently evaluating mavacamten, MYK-491 and MYK-224 in clinical trials, and, if these product candidates fail to demonstrate safety or efficacy in their respective target indications to the satisfaction of the FDA or other comparable regulatory authorities, we will need to identify and rely on other product candidates or target indications, or both, for clinical development. All of our other programs are still in discovery or preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for years, if ever, will depend heavily on the successful development and eventual commercialization of mavacamten, MYK-491, MYK-224 or other product candidates that we may identify from our precision medicine platform.

The success of mavacamten, MYK-491, MYK-224 and any other product candidates that we discover and develop will depend on many factors, including the following:

•

timely and successful initiation of, enrollment in, and completion of, clinical trials, including our Phase 2 and Phase 3 clinical trials of mavacamten in HCM, our Phase 2a clinical trial of MYK-491 in DCM, our Phase 1 trial of MYK-224 and any additional clinical trials of these product candidates;

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

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical development or clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, although our preclinical observations and data generated from our Phase 1 and Phase 2 clinical trials of mavacamten support our hypothesis that mavacamten has the potential to reduce cardiac muscle contractility and our belief that such data have demonstrated clinical proof of mechanism in both HCM patients and healthy volunteers, we have not completed placebo controlled clinical trials of mavacamten in larger populations using the current dosing strategy, inclusion/exclusion criteria, and endpoints of EXPLORER-HCM. In addition, our precision medicine platform is based on a translational medicine approach. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical or early clinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value, and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. The initial clinical data from our Phase 1 and Phase 2 clinical trials of mavacamten, as well as our Phase 1 and 2 clinical trials of MYK-491, are preliminary in nature, and the clinical development of mavacamten and MYK-491 is not complete. Early positive data may not be repeated or observed in ongoing or future trials involving our product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials, particularly in the field of cardiovascular medicine. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our treatment candidates. If we are unable to obtain regulatory approval for our product candidates for use in the treatment of cardiomyopathies, our business may suffer.

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

In the field of heart failure drug development, our principal competitors include Amgen Inc., AstraZeneca plc, Bayer AG, Bristol-Myers Squibb Company, C.H. Boehringer Sohn AG & Co. KG, Eli Lilly and Company, Novartis AG and Takeda Pharmaceutical Company Limited. Specific to our drug discovery and focus areas, Cytokinetics has a molecule, CK-274, that has recently completed Phase 1 clinical testing and will enter Phase 2 clinical testing in HCM, and Novartis, Pfizer Inc., Tenaya Therapeutics and Zensun (Shanghai) Sci. & Tech. Co. have ongoing programs in DCM. Additionally, there may be other companies pursuing therapeutic candidates from which we face current or future competition.

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

As of September 30, 2019, we had 220 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have a wholly-owned Australian subsidiary through which we conduct clinical trials in Australia. Our business strategy also contemplates potential additional international operations as we seek to continue the development of mavacamten, MYK-491, MYK-224 and other product candidates that we have or may identify, seek regulatory approval for our product candidates, and commercialize any product candidates that are approved outside the United States. If any product candidates for which we have retained worldwide commercial rights are approved, we may hire sales representatives and conduct physician and patient group outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any medicines that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or medicines that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue; and
•	the inability to commercialize mavacamten, MYK-491, MYK-224 or any other product candidates that we may develop.

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

As of October 30, 2019, our executive officers, directors, five percent or greater stockholders and their affiliates beneficially own approximately 40.7% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference From	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	11/18/2015	3.1

3.2	Amended and Restated Bylaws.	S-1/A	10/13/2015	3.4

4.1	Specimen Common Stock Certificate.	S-1/A	10/19/2015	4.1

10.1†	Termination Agreement, by and between the Registrant and Aventis, Inc. dated July 17, 2019.				X
10.2#	Transition Agreement, by and between the Registrant and June Lee dated October 4, 2019.				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X

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

#	Represents management compensation plan, contract or arrangement.
†	Portions of this exhibit have been omitted as confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2019	MYOKARDIA, INC.

	By:	/s/ Tassos Gianakakos
Tassos Gianakakos
President, Chief Executive Officer
(Principal Executive Officer)

Date November 4, 2019	By:	/s/ Taylor Harris
Taylor Harris Chief Financial Officer (Principal Financial and Accounting Officer)