Form 10-K
period 2019-12-31
MyoKardia Inc
filed 2020-02-27
CIK 1552451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

1000 Sierra Point Parkway

Brisbane, CA 94005

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,271,068,236 as of June 28, 2019 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on February 24, 2020 was 46,574,538 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference to portions of the definitive proxy statement for the registrant’s 2020 Annual Meeting of Stockholders, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2019.

TABLE OF CONTENTS

MyoKardia, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2019

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions intended to identify forward-looking statements, and similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth below in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Forward-looking statements include, but are not limited to, statements about:

•	Timing of and ability to generate positive data from our clinical trials of mavacamten, danicamtiv (formerly MYK-491), MYK-224, and any other drug candidate we may pursue;
•	our ability to enroll patients in our clinical trials at the pace that we project;
•	our reliance on third parties to conduct our clinical trials and to manufacture drug product for use in our clinical trials;
•	our ability to execute our clinical development plans and obtain regulatory approval for any of our product candidates without the need for large, outcome-based studies;
•	our ability to identify and advance through clinical development any additional product candidates from our precision medicine platform;
•	our ability to obtain and maintain intellectual property protection for our precision medicine platform and our product candidates;
•	our ability to successfully build a specialty sales force and commercial infrastructure to market mavacamten and any other product candidates from our programs;
•	our ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we pursue;
•	our expectations as to the extent to which we will be able to commercialize mavacamten and any of our other products that are approved;
•	the rate and degree of market acceptance of our products in the future;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	developments and projections relating to our competitors or our industry;
•

our expectations as to our ability to successfully establish and successfully maintain appropriate relationships with potential collaboration partners and derive significant value from those collaborations;

•	our financial performance including estimates of our expenses, ongoing losses, capital requirements, future revenue and our needs for or ability to obtain additional financing; and
•	other risk factors described in Item 1A under the caption “Risk Factors.”

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

All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “MyoKardia,” the “Company,” “we,” “us,” and “our” refer to MyoKardia, Inc. and its wholly-owned subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious cardiovascular diseases. Precision medicine involves discovering and developing therapies that target the biological basis of disease for patient populations whose condition is defined by shared underlying defects and/or disease characteristics. By targeting the biomechanical defects underlying a given condition, we believe our therapeutic candidates can correct or offset the downstream disruption in cardiac muscle function that drives disease progression.

Since our inception in 2012, we have generated a robust pipeline of small molecules that target diseases of the heart muscle, or cardiomyopathies. Our initial research has focused on genetic mutations in sarcomeric proteins of the heart muscle. These mutations directly affect the power of contraction, the rate of relaxation, or both, reducing the overall ability of the heart to pump blood at an output that matches the needs of the rest of the body. Our lead therapeutic candidate, mavacamten, is an orally administered allosteric modulator of cardiac myosin being developed for the treatment of hypertrophic cardiomyopathy (HCM). HCM is the most common heritable cardiomyopathy, estimated to affect one in every 500 people worldwide.  Mavacamten is intended to reduce cardiac muscle contractility and enhance diastolic relaxation by inhibiting the excessive myosin-actin cross-bridge formation that underlies the excessive contractility, left ventricular hypertrophy and reduced compliance which are characteristic of HCM.

Mavacamten is initially being developed to address the obstructive form of the disease, which accounts for approximately two-thirds of the HCM patient population.  Data from our pivotal Phase 3 EXPLORER-HCM clinical trial of approximately 250 patients with obstructive HCM are anticipated in the second quarter of 2020.  Pending the outcome of the EXPLORER-HCM study, we plan to file a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) seeking regulatory approval of mavacamten for the treatment of symptomatic obstructive HCM.

Based on evidence generated from clinical and preclinical studies, we tested mavacamten in our Phase 2 MAVERICK-HCM study, which enrolled patients with the non-obstructive form of HCM to more directly assess mavacamten’s impact on diastolic dysfunction.  This study was completed in November of 2019; results have provided a basis for advancing mavacamten into a planned Phase 2 clinical trial in a targeted population of heart failure patients whose disease is characterized by diastolic dysfunction, commonly referred to as heart failure with preserved ejection fraction (HFpEF).  MAVERICK-HCM data also support the advancement of mavacamten into late-stage studies of non-obstructive HCM patients.  We plan to present and/or publish complete results from the MAVERICK-HCM study in the first quarter of 2020.  We are also seeking to review the data generated to date in the non-obstructive HCM population with the FDA and obtain input on future study design in this indication.

Patients who complete either the EXPLORER-HCM or MAVERICK-HCM studies are eligible to enroll in a MAVA long-term extension (LTE) study of mavacamten (MAVA-LTE).  In addition, we continue to follow patients from our Phase 2 PIONEER-HCM study in the PIONEER-OLE open-label extension study. In addition, we expect to initiate a new clinical trial (VALOR-HCM) by mid-2020, to assess whether treatment with mavacamten may obviate the need for invasive septal reduction procedures.

In addition to mavacamten, we have generated the following programs to address a variety of disruptions in heart muscle contraction and filling:

•

Danicamtiv (formally MYK-491) is our orally-administered small molecule designed to increase cardiac contractility without impairing diastolic filling in patients with systolic heart failure, commonly referred to as heart failure with reduced ejection fraction, or HFrEF.  We are initially developing danicamtiv for patients with dilated cardiomyopathy (DCM) and have completed Phase 1 and Phase 2a safety studies.  Our next study of danicamtiv will be Phase 2 study in patients with genetically driven DCM caused by mutations of the sarcomere which we plan to initiate in the second quarter of 2020.

•

MYK-224 is our second small molecule program for the treatment of HCM targeting hypercontractility and impaired relaxation. MYK-224 is currently in a Phase 1 trial in healthy adults, for which topline results are expected in the third quarter of 2020.  Pending these data, we anticipate advancing MYK-224 into a Phase 2 clinical trial before year-end 2020.

•	ACT-1 is directed toward increasing cardiac contractility in certain forms of genetic dilated cardiomyopathy, or DCM. ACT-1 has a distinct mechanism from danicamtiv and is in preclinical development.
•

LUS-1 is intended to counteract muscle abnormalities that result in impaired relaxation of the left ventricle, without decreasing contractility for certain cardiomyopathy or HFpEF patient populations. LUS-1 is currently advancing through preclinical development.

We have discovered all of the compounds in our pipeline internally and retain global development and commercialization rights to all of our programs. We believe consolidated control over our entire portfolio will allow us to make strategic decisions about how we advance each of our therapeutic candidates in alignment with our precision medicine approach.

Our Strategy

We are pioneering a precision medicine approach to the discovery and development of targeted cardiovascular disease therapeutics. Our strategy for success in this area includes three core tenets:

1)

Apply a precision medicine approach to cardiovascular disease drug discovery, development and commercialization.  We begin by understanding the biomechanical factors underpinning disease.  We then leverage this knowledge to pursue therapeutic candidates that target the proteins that modulate a given condition to correct the underlying defect.  Our aim is to match the mechanism of the molecule to the mechanism of disease.

2)

Commit to disease-area leadership.  Our precision approach is reliant on identifying relatively homogenous subgroups of patients with shared genotypic or phenotypic disease characteristics.  These subgroups, united by common biologic markers rather than just disease symptoms, may not have been previously well characterized.  As our product candidates advance through clinical testing, we are building deep relationships with researchers, physicians, caregivers, advocates and patients to create an extended community dedicated to advancing diagnosis, treatment and disease management.

3)

Grow our pipeline guided by a cycle of learning that integrates clinical and molecular information with insights into disease biology. We utilize plasma and imaging biomarkers to directly measure the effects of our product candidates and by focusing on homogenous segments of a patient population, we are able to generate robust signals early in relatively small and efficient clinical trials.  We are then able to apply our insights from the clinic back into the pipeline – inspiring new molecular targets and follow-on indications.

Our Platform

Our precision medicine platform incorporates disease research, drug discovery and clinical expertise in a self-reinforcing cycle of learning that enables the iterative generation of new disease targets and clinical development candidates designed to establish early clinical proof-of-concept. By efficiently developing product candidates that target distinct biomechanical defects associated with cardiac muscle contraction, we use clinical feedback on patient genetics, response to therapy and disease presentation to refine our understanding of which patients are most likely to benefit from our product candidates. We believe this virtuous cycle is a competitive advantage that enables us to efficiently develop therapies with disease-modifying potential for heritable cardiomyopathies that could also be applied to other cardiovascular diseases.

Our lead program, mavacamten, serves as a case study for our platform approach.  Data from our Phase 2 PIONEER-HCM study of mavacamten in obstructive HCM provided new insights into the mechanism of the molecule which then served as the basis of our Phase 2 MAVERICK-HCM study of mavacamten in non-obstructive HCM.  In parallel, those clinical insights are being applied to our research-stage LUS-1 program and the development plans for MYK-224, our second clinical-stage HCM product candidate.  The data generated from the Phase 2 MAVERICK HCM study provided us with valuable and proprietary insights that are enabling us to advance mavacamten in the non-obstructive HCM patient population, as well as to pursue a proof-of-concept study in a targeted population of heart failure patients whose condition shares many characteristics with HCM.

Our discovery process begins with a deep mechanistic understanding of how disease-causing mutations affect the biomechanical function of the heart. This starting point is then translated into screens that help us identify small molecule agents that have the potential to be optimized to restore normal biomechanical function. The most promising of these agents are then tested in preclinical animal models that we believe are translatable to and predictive of human systems. These models are also used to develop biomarkers of drug action and, when possible, disease modification, that integrate into our early clinical development strategies. Across this entire spectrum, we leverage novel insights generated from our position at the center of the cardiomyopathy ecosystem. By applying this cycle to multiple programs, we have generated a growing library of proprietary therapeutic molecules that target a wide range of potential cardiac disease-related mechanisms and that can be used to test new hypotheses arising from our clinical research.

Our Approach

Traditional Cardiovascular Drug Development

Cardiovascular disease remains the leading cause of death and disability both in the United States and globally. In the United States alone, heart diseases affect 92 million Americans and account for a $316 billion annual cost burden. Despite the increasing global burden of cardiovascular disease, investment in cardiovascular drug development has stagnated over the past two decades, resulting in a shortage of innovative therapies addressing the underlying causes of disease.

We believe that innovation in cardiovascular drug development has been hindered by the following traditional approaches:

•	Existing therapies are designed to treat the symptoms and not the underlying cause of the disease.
•	Large, outcome-based studies are needed to demonstrate statistical significance, requiring lengthy and expensive trials.
•	In order to be commercially viable, therapies must address large populations without differentiating among patient subgroups.

These challenges have resulted in a relatively low number of new molecular entities approved by the FDA for cardiovascular disease compared to other disease areas. In 2019, only one of the forty-eight new medicines approved by the FDA was for a cardiovascular disease indication. By way of contrast, ten of the new medicines receiving FDA approval in 2019 were new oncology drugs. We believe there is a significant opportunity to improve cardiovascular disease treatment through the use of precision medicine for the discovery and development of new treatments.

The MyoKardia Solution

We believe that our precision medicine platform can overcome many of the obstacles facing cardiovascular drug discovery and development that have resulted in a lack of cardiovascular therapeutic innovation:

•

Our precision medicine platform enables the discovery and development of therapies with disease-modifying potential. We believe our deep understanding of the biomechanical defects that cause certain cardiomyopathies and forms of heart failure allows us to target critical or causal disease mechanisms. We intend to develop each of our product candidates to prevent or reverse disease progression by correcting underlying biomechanical defects in the heart’s contractile machinery.

•

Our clinical development approach is designed to investigate efficacy and safety in smaller, less time-consuming clinical trials. We believe we can significantly reduce the time and cost of drug development for cardiovascular indications by targeting the underlying cause of disease, which we believe increases the chance they will be effective and reduces the potential for unintended consequences or off-target effects. Through the use of appropriate predictive biomarkers and patient selection strategies, we believe that we can reduce the risk of late-stage clinical failures. This approach is consistent with recent FDA communications and publications on how the pharmaceutical and biotechnology industry can improve efficiency and the likelihood of success in cardiovascular drug development.

•

We are committed to disease area leadership.  We have formed long-standing relationships with HCM patient advocacy groups and academic and clinical researchers to create an extended community dedicated to advancing our understanding of HCM.  We aim to educate, foster and advance the broader HCM ecosystem, to encourage better diagnosis, better disease management and better treatment. In 2014, we launched the Sarcomeric Human Cardiomyopathy Registry (SHaRe).  SHaRe is a multi-center, international repository of clinical and laboratory data on more than 9,000 individuals and family members affected by HCM and DCM, funded by research grants from MyoKardia.  Data generated from SHaRe provides new insights into disease genetics, burden and progression, and is a component of our precision medicine platform.

•

We retain global development and commercialization rights to all our programs. We believe consolidated control over our entire portfolio will allow us to make strategic decisions about how we advance each of our therapeutic candidates in alignment with our precision medicine approach.

Our Scientific Focus

Targeting Cardiac Muscle Contraction

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

Our Pipeline and Target Indications

We have generated several proprietary, orally administered small molecules to address a variety of biomechanical defects that cause disruptions in heart muscle contraction. By correcting the underlying biomechanical defects, we believe our targeted therapies can correct or offset the downstream disruption in cardiac muscle function that drives disease progression.

The following table summarizes our product development pipeline:

Heart Failure and Heritable Cardiomyopathies

Heart failure describes any condition in which the heart is unable to fill or pump blood sufficient to meet the needs of the body. According to the American Heart Association, heart failure affects approximately 6 million people in the United States. Even as the rate of heart disease-related mortality has slowed as the U.S. population aged 65 or over has increased, deaths associated with heart failure have increased by nearly 40% from the period 2011 to 2017. According to the Centers for Disease Control and Prevention, one in every eight deaths in the U.S. is associated with heart failure.

Systolic heart failure occurs when the left ventricle becomes distended, and the heart muscle weakens and is unable to contract with sufficient force to pump the amount of oxygenated and nutrient-filled blood the body needs.  The terms systolic heart failure and dilated cardiomyopathy are sometimes used interchangeably to describe this condition. Systolic heart failure makes up a little less than half the overall heart failure population, or approximately 3 million people in the United States. Current treatment for HFrEF typically includes a regimen of multiple pills aimed at alleviating some symptoms, including the use of angiotensin-converting enzyme (ACE) inhibitors, angiotensin II receptor blockers (ARBs), aldosterone antagonists, beta blockers, calcium channel blockers and diuretics.  More recently, angiotensin receptor-neprilysin inhibitors (ARNIs), have been introduced as another class of compounds aimed at symptom control by reducing blood pressure and helping to manage sodium and fluid levels.

Diastolic heart failure, also called heart failure with preserved ejection fraction (HFpEF), occurs when the heart is unable to properly fill with blood during the period between each contraction.  The left ventricle is less distensible than normal, requiring a high pressure to fill, particularly during stress.  Hypertrophic cardiomyopathy is one example of a disease in which the excess contractility of the heart has resulted in hypertrophy and stiffness that prevents the normal filling and pumping of blood.  Diseases of diastolic dysfunction are estimated to affect approximately 3 million people in the United States, and there are currently no approved treatments proven to improve outcomes in patients with diastolic heart failure.

The causes of heart failure are varied and diverse and can include damage to the heart muscle from myocardial infarctions, toxic effects of cancer chemotherapy agents and genetic mutations.  Symptoms associated with HFrEF and HFpEF are often similar, including shortness of breath, edema, reduction in activities and fatigue. Heart failure is progressive; once there has been an occurrence of acute decompensation, or a sudden worsening of symptoms, patients are at higher risk of further decompensation and hospitalizations, leading to death.  Regardless of cause or whether it is heart failure associated with systolic or diastolic dysfunction, the five-year survival outlook for heart failure following an initial hospitalization for sudden worsening of symptoms is similar to that of Stage 4 non-small cell lung cancer as displayed below.

We believe that heart failure, whether occurring due to systolic or diastolic dysfunction, is made up of a number of distinct patient segments, each of which may be driven by shared genetic or phenotypic characteristics.  Starting with heritable cardiomyopathies, such as HCM and DCM, we are discovering and developing novel targeted therapeutics tailored to address the biomechanical dysfunction in cardiac muscle contraction underlying a given condition. While some of our candidates may have broad applicability to diseases of systolic or diastolic function, our strategy is to apply a precision medicine approach to our drug development efforts. As we achieve robust signals of therapeutic activity in a given targeted population, we may seek to study adjacent populations with similar disease characteristics.

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

Obstructive HCM Patients. In approximately two-thirds of HCM patients, the path followed by blood exiting the heart, known as the left ventricular outflow tract, or LVOT, becomes obstructed by the enlarged and diseased muscle, restricting the flow of blood from the heart to the rest of the body. Patients with this obstructive form of HCM are at increased risk for heart failure and death.

Non-Obstructive HCM Patients. Symptomatic non-obstructive, HCM patients represent a distinct subgroup that is difficult to manage medically. This segment may contain a more severely affected population because non-obstructive HCM patients are typically diagnosed when their disease is more advanced than obstructive HCM patients. Furthermore, while obstructive HCM patients often experience symptom improvement with relief of the obstruction, no such treatment option is available to non-obstructive HCM patients.

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

Mavacamten for Obstructive HCM

Mavacamten is a novel, oral, allosteric inhibitor of cardiac myosin.  It is intended to reduce cardiac muscle contractility by inhibiting the excessive myosin-actin cross-bridge formation that underlies the excessive contractility, left ventricular hypertrophy and reduced compliance characteristic of HCM. Mavacamten is currently being evaluated, through the pivotal Phase 3 EXPLORER-HCM study, for efficacy and safety in the treatment of symptomatic obstructive HCM. Topline data from the EXPLORER-HCM trial are anticipated in the second quarter of 2020. Pending the outcome of this study, we plan to file an NDA seeking regulatory approval of mavacamten for the treatment of obstructive HCM.  Additional ongoing studies of mavacamten include the MAVA long-term extension study, the PIONEER open-label extension (OLE) study. The VALOR-HCM clinical trial, which will evaluate the potential of mavacamten to mitigate the need for invasive septal reduction procedures, is expected to begin in mid-2020.

EXPLORER-HCM is a multi-national randomized double-blind Phase 3 study designed to evaluate the efficacy and safety of 30 weeks of once-daily treatment with mavacamten in patients with obstructive HCM. Patients are randomized on a 1:1 basis to receive either mavacamten or placebo for a 30-week treatment period. The primary endpoint is a composite functional endpoint, achieved by either 1) an improvement of at least 1.5 mL/kg/min in peak oxygen consumption (peak VO2) accompanied by an improvement from baseline of at least one NYHA functional class or 2) an improvement from baseline of 3.0 mL/kg/min or greater in peak VO2 without worsening in NYHA functional class. Secondary endpoints include the changes from baseline in post-exercise peak LVOT gradient, NYHA functional class, and peak VO2. Exploratory endpoints include changes in echocardiographic indices of cardiac structure and function, N-terminal pro b-type natriuretic peptide (NT-proBNP) concentrations, quality of life questionnaire scores and daily physical activity assessed using a wearable accelerometer. Following the 30-week treatment period and eight-week post-treatment wash-out period, patients will be offered the opportunity to participate in a long-term extension study of mavacamten.

The EXPLORER-HCM trial design incorporates individualized dosing, including two dose adjustments during the 30-week treatment period based on measurements of LVOT gradient. All assessments and dose adjustments are conducted in a blinded fashion. Patients are allowed to maintain their HCM-related background medications for the duration of the EXPLORER-HCM Phase 3 trial, including beta blockers or calcium channel blockers. An independent data monitoring committee has been established to monitor safety throughout the study and has met approximately every three months since EXPLORER-HCM was initiated in mid-2018. Enrollment in EXPLORER-HCM concluded in August of 2019 and enrolled a total of 251 patients with clinical sites from across 13 countries.  We expect to announce topline data from the Phase 3 EXPLORER-HCM study in the second quarter of 2020.

MAVA-LTE

MAVA-LTE is a long-term extension study initiated in 2018.  MAVA-LTE is enrolling patients who have completed the Phase 3 EXPLORER-HCM study or our Phase 2 MAVERICK-HCM study of mavacamten for non-obstructive HCM. The MAVA-LTE study will assess long-term safety of mavacamten, as well as its effects on symptoms and echocardiographic measures of systolic and diastolic cardiac function. We intend to enroll up to 280 patients in the MAVA-LTE study, and approximately 100 patients will be randomized to participate in a cardiac magnetic resonance imaging sub-study to assess the potential effects of mavacamten treatment on cardiac remodeling.

PIONEER-OLE

In the second quarter of 2018, we initiated an open-label study enrolling patients from our Phase 2 PIONEER-HCM clinical trial.  We have presented data from the PIONEER-OLE study at twelve, twenty-four, thirty-six and forty-eight weeks.  These data confirmed the results from the PIONEER-HCM study; mavacamten treatment reduced LVOT gradient to below diagnostic thresholds (30 mmHg) in the majority of patients, and below the threshold for invasive intervention (50mmHg) in all patients at all time points reported.  At baseline, patients enrolled in PIONEER-OLE were symptomatic with a NYHA classification of II or III.  As NYHA was evaluated at weeks 24 and 48, a majority of patients (nine of twelve) achieved Class I, or asymptomatic, status.  Left ventricular ejection fraction (LVEF) remained above normal (50%) in all 12 patients at all times of assessment.  Mavacamten has been well tolerated through one year of treatment.  There have been no cardiac-related adverse events, and all treatment-associated adverse events have been mild-to-moderate and transient.

In addition to these observations, over the course of the PIONEER-OLE study we have noted improvements in a number of biomarkers of cardiac health moving toward normal.  At Week 48:

•

NT-proBNP, an established circulating blood marker of cardiac wall stress, significantly decreased to a mean of 137 pg/mL from a baseline of 594 pg/mL.  A normal NT-proBNP is considered less than 125 pg/mL and NT-proBNP levels in HCM patients of <310 pg/mL have been associated with a 75% reduction in the rate of heart failure-related death or hospitalization, progression to end-stage disease, and stroke, as compared with patients with levels ≥310 pg/mL.

•	E/e’, an echocardiographic measure of left ventricular filling pressure, decreased with statistical significance from a mean baseline measure of 12.8 to 9.1.

•

Left atrial volume index (LAVI) decreased to normal levels, from a baseline mean of 41 mL/m2 to a mean of 32 mL/m2. A normal range for LAVI is 16-34 mLm[2].  Left atrial volumes provide an indication of the filling pressure of the left ventricle, and increased volumes are potentially associated with an increased risk of atrial fibrillation in HCM patients.

•

Reductions in interventricular septal (IVS) thickness as measured by echocardiography were observed, from a mean of 17mm at baseline to 15mm at 48 weeks of mavacamten treatment. Studies of HCM patients following septal reduction interventions have shown that IVS reductions in HCM patients are associated with improvements in LVOT gradient, functional capacity and symptoms. The risk of sudden cardiac death in HCM patients has been observed to increase progressively as wall thickness increases above 15mm.

VALOR-HCM

In September 2019, we announced our intent to study mavacamten as a therapeutic alternative to septal reduction therapy, or SRT. The VALOR-HCM study will be conducted at leading HCM centers that regularly perform surgical myectomy or alcohol septal ablation procedures, with support from the established referral networks at those centers. The randomized, double-blind study will enroll symptomatic, obstructive HCM patients referred for SRT, and MyoKardia anticipates that enrollment will begin in mid-2020.  The study is being conducted in partnership with Cleveland Clinic C5 Research.

Each year, approximately 1,500 patients with obstructive HCM undergo septal reduction therapy in the United States. SRT is performed as either an open-heart surgical procedure, known as a myectomy, or injection of alcohol into the heart muscle, which causes the heart muscle cells in the thickened area to die. Both procedures are intended to reduce the thickness of the septal wall and alleviate obstruction.

PIONEER-HCM

Our Phase 2 clinical trial of mavacamten was a twelve-week open-label study to assess the efficacy, safety, pharmacokinetics, pharmacodynamics, and tolerability of mavacamten in patients with symptomatic obstructive HCM. PIONEER-HCM consisted of two dosing cohorts: in Cohort A, patients received a once-daily 10mg, 15mg or 20mg dose of mavacamten and were required to discontinue background therapy, including beta blockers, prior to study entry; in Cohort B, subjects received a once-daily 2mg or 5mg oral dose of mavacamten and nine out ten patients remained on beta blocker therapy. Baseline patient characteristics were similar across both patient cohorts.

Mavacamten achieved statistically significant changes in the primary endpoint of post-exercise LVOT gradient from baseline and demonstrated improvements across key secondary endpoints including New York Heart Association, or NYHA, functional classification, exercise capacity as measured by peak oxygen consumption, or peak VO2, and change in dyspnea scores. The following table summarizes the data from our PIONEER-HCM Phase 2 study:

	Cohort A		Cohort B
Number of patients	n=11*		n=10
Mavacamten doses studied	10mg, 15mg, 20mg QD		2mg, 5mg QD
Change, from baseline to W12	Mean ± SD	p-value	Mean ± SD	p-value
Post-exercise LVOT gradient (mmHg)	-112 ± 63.8	0.002	-25 ± 28.7	0.020
Resting LVOT gradient (mmHg)	-55 ± 41.8	0.006	-49 ± 48.0	0.004
Resting LVEF (%)	-16 ± 14.1	0.008	-5.5 ± 6.0	0.002
NYHA class	-0.9 ± 0.7	0.016	-1.0 ± 0.5	0.004
Peak VO2 (mL/kg/min)	+3.5 ± 3.25	0.004	+1.7 ± 2.3	0.121
Dyspnea numerical rating scale	-3.1 ± 1.4	0.002	-3.0 ± 2.8	0.008
* In this first patient cohort of PIONEER-HCM, 11 patients enrolled and 10 completed the study.

In both cohorts, mavacamten was generally well-tolerated. One patient in the Cohort A elected to stop the study drug at Week 4 after experiencing a serious adverse event that we believe was due in part to the discontinuation of background medications to control atrial fibrillation. All other adverse events, or AEs, were mild to moderate, and a majority of the AEs were deemed to be unrelated to the study drug.

Observations from the PIONEER-HCM study identified a target concentration range at which mavacamten is expected to achieve clinically meaningful improvements in obstructive HCM symptoms, functional classification (e.g., NYHA), and exercise capacity (e.g., peak VO2) while maintaining LVEF in a normal range of greater than or equal to 50%. Data from the Phase 2 PIONEER-HCM study helped inform the starting dose, guide dose adjustment and define endpoints for our Phase 3 clinical trial of mavacamten in symptomatic obstructive HCM, known as EXPLORER-HCM. We reviewed data from our Phase 2 PIONEER-HCM clinical trial, as well as the EXPLORER-HCM study design, with the Division of Cardiovascular and Renal Products of the FDA, incorporating their input. Based on our interactions with the FDA, we believe data from the EXPLORER-HCM and MAVA-LTE studies will support our planned registrational filing with the FDA for the potential regulatory approval of mavacamten.

PHASE 1 STUDIES

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

Mavacamten for Non-Obstructive HCM and Diseases of Diastolic Dysfunction

MAVERICK-HCM

Our observations from Cohort B of the PIONEER-HCM Phase 2 study, noting that even patients on low doses of mavacamten appeared to achieve improvements in symptoms and function, led to new research on mavacamten’s effect on diastolic relaxation.  Animal models of non-obstructive HCM provided further evidence that mavacamten is improving compliance of the left ventricle and thereby enabling the heart to better fill with oxygenated blood. In 2018 we initiated a randomized, double-blind, placebo-controlled Phase 2 clinical trial known as MAVERICK-HCM to study mavacamten in patients with symptomatic, non-obstructive HCM.

The MAVERICK-HCM study enrolled a total of 59 patients randomized into one of three cohorts, including two different target concentrations of mavacamten as well as placebo. Topline data from this study, released in November 2019, showed that mavacamten was well tolerated in this population, and the observed safety data were generally consistent with observations from prior studies. Over the course of 16 weeks of study, a statistically significant reduction in NT-proBNP was observed versus placebo.  In two subgroups of patients with more severe diastolic impairment – one with elevated cardiac filling pressures and a pre-specified group of patients at higher risk for morbidity and mortality -- improvements in diastolic function and clear signals of clinical benefit were observed.

Based on the safety and pharmacologic benefits observed in MAVERICK-HCM, and a growing body of preclinical and clinical data indicating that mavacamten may provide benefit to individuals with diastolic dysfunction, we plan to advance mavacamten into additional studies in defined groups of patients with non-obstructive HCM and HFpEF. We plan to initiate a Phase 2 study in the second quarter of 2020 in a subgroup of patients with HFpEF who share many characteristics with the subgroups identified in MAVERICK-HCM.  We plan to review the data from MAVERICK-HCM with the FDA and to discuss plans for the late-stage clinical evaluation of mavacamten in patients with non-obstructive HCM.  Subject to the outcome of our discussions with the FDA, we anticipate beginning a pivotal program for non-obstructive HCM in the second half of 2020.

MYK-224 for HCM

MYK-224 is our second small molecule program targeting hypercontractility and impaired relaxation. In August 2019, we commenced dosing healthy volunteers in a Phase 1 study of MYK-224 for the treatment of HCM. The randomized, placebo-controlled Phase 1 study is designed to compare the safety, tolerability, and pharmacokinetics of MYK-224.  MYK-224 is designed with distinct physicochemical properties that may enable certain dosing advantages for some HCM patients. In preclinical studies, MYK-224 was shown to attenuate hyperactive myosin proteins containing known pathogenic HCM mutations.  MYK-224 also modulates cardiac myosin without affecting myosin-actin cross-bridge kinetics or altering calcium homeostasis.  We anticipate providing topline results from the Phase 1 study in the third quarter of 2020 and believe MYK-224 may be suited for future development in HCM or HFpEF populations.

LUS-1 for HCM

LUS-1 is our preclinical program to counteract a muscle abnormality that results in impaired relaxation of the left ventricle. Our LUS-1 discovery-stage program is identifying novel therapeutics that target diastolic relaxation without reducing the force of contraction.  In preclinical studies of LUS-1 molecules, we have observed improved compliance without a loss of stroke volume.  LUS-1 is intended to counteract a muscle disruption that results in impaired relaxation of the heart, a biomechanical defect thought to be a causal factor in numerous types of diastolic heart failure, as well as specific HCM patient subgroups and less common heritable cardiomyopathies.

Overview of Dilated Cardiomyopathy

The fundamental cause of all systolic heart failure is that the heart muscles are not able to contract with sufficient force. In DCM, the loss of contractility leads the walls of the left ventricle to become thin and over-expanded, functioning under increased stress. This leads to even further progression of cardiac dysfunction. In contrast to HCM, some forms of DCM are characterized by decreased power output of the sarcomeres. In some patients with genetic DCM, this lack of power is caused by genetic mutations that disrupt the ability of individual myosin motors to form cross-bridges with actin and contribute to overall contraction. Genetic abnormalities contributing to DCM are estimated to be present in about 30 to 40% of DCM patients, corresponding to an estimated prevalence of 250,000 to 500,000 people in the United States.  Further, genetic mutations of the sarcomere impair the ability of the heart muscle proteins to function effectively, leading to progressive worsening of function.

Dilated cardiomyopathy is a life-threatening progressive disease. Once symptoms appear, a patient’s condition typically declines steadily over the next few years. Typical symptoms include shortness of breath, fatigue, swelling in the extremities or an irregular heartbeat. As the disease progresses, patients become increasingly debilitated and experience persistent shortness of breath, even at rest. Diastolic function, or the heart’s ability to relax and fill with blood, is also impaired because the left ventricle is already distended. The dilated left ventricle is itself deprived of an adequate supply of oxygen that may contribute to fibrosis and the risk of dangerous heart rhythm disturbances. In addition, regardless of whether symptoms have appeared, patients with dilated cardiomyopathy are at risk of sudden cardiac death.

Current Standard of Care for Patients with Dilated Cardiomyopathy

There are no approved therapies that target the underlying cause of DCM.  Dilated cardiomyopathy patients are typically prescribed one or more drugs indicated for the treatment of systolic heart failure generally, such as diuretics, beta blockers, angiotensin receptor-neprilysin inhibitors, angiotensin converting enzyme inhibitors and aldosterone antagonists. By treating various signs and symptoms of heart disease, these drugs may reduce overall morbidity and mortality; however, none of the treatments address the underlying cause of disease or eliminate disease progression. While pharmacologic therapies developed over the past 35 years have improved both the prognosis and quality of life of DCM patients, five-year mortality rates still approach 50% in community-based studies. Surgical or interventional options available to DCM patients include use of an implantable cardioverter-defibrillator, a biventricular pacemaker, and in refractory patients, a left ventricular assist device and cardiac transplant.  Dilated cardiomyopathy, regardless of cause, is the most common diagnosis in patients requiring either mechanical circulatory support or a cardiac transplant.

Our portfolio of precision cardiovascular therapeutics includes multiple cardiac muscle activator programs aimed at increasing contraction of the heart muscle and thereby improving blood flow from the heart.  We are initially targeting precision indications in systolic heart failure and specifically, dilated cardiomyopathies.

Danicamtiv for DCM

Danicamtiv is our lead activator candidate designed to increase the contractility of the heart (systolic function) with minimal or no effect on myocardial relaxation and compliance (diastolic function) by acting directly on the proteins in the heart muscle responsible for contraction. Danicamtiv is currently advancing into a Phase 2 clinical study in patients with certain genetic mutations of the cardiac sarcomere.

An interim analysis of 26 patients with stable heart failure due to left ventricular systolic dysfunction in the Phase 2a clinical trial showed that danicamtiv demonstrated improvement in systolic function without impacting diastolic function. These results are consistent with data from our Phase 1 single-ascending dose studies of danicamtiv in both healthy volunteers and DCM patients. Given the favorable safety profile observed to date, the Phase 2a study has been extended to evaluate higher exposures of danicamtiv.  We anticipate presenting data from the Phase 2a clinical trial in the second quarter of 2020.

Danicamtiv is an oral, small molecule, allosteric activator of myosin. In the heart, myosin is the motor protein that binds to actin to generate the force and movement of contraction. Danicamtiv has been shown to activate myosin-actin cross-bridge formation, thereby targeting the biomechanical defects underlying disease with the intent of improving cardiac contractility. This activity has been observed in the setting of multiple pathogenic DCM mutations, as well as in a genetically normal background.  In preclinical studies and early-stage clinical studies, danicamtiv improved myocardial contractility without impairing the heart’s ability to relax and fill. We believe this profile, increasing the heart’s contractility with minimal impact on relaxation, is distinct and differentiated from other activator or positive inotropic agents.

ACT-1 for Genetic DCM

ACT-1 is our preclinical activator program targeting DCM due to sarcomeric mutations and impaired calcium regulation.  In preclinical models, our ACT-1 prototype molecules successfully increase contractility without prolonging systolic ejection time and with minimal impact on relaxation. ACT-1 is a non-myosin cardiac muscle activator intended to target a specific mutation underlying genetic forms of DCM.  In preclinical studies, ACT-1 was able to increase stroke volume and systolic function with no prolongation of systolic ejection time and no significant impact on diastolic relaxation.  ACT-1 has been designed specifically for genetic DCM patient segments, which will be supported based on longitudinal studies in genetic animal models.  We plan to advance ACT-1 into clinical development in 2021.

Additional Potential Extensions of our Platform

We believe that the fundamental mechanisms we are targeting in the heart may have applicability in the broader heart failure population. As we accumulate data from our clinical studies and expand our knowledge of how our product candidates’ mechanisms are working within the heart, we are able to look at patient populations with similar disease characteristics and consider expanding our initial target indication.  We are successfully deploying this approach in the development of mavacamten – leveraging observations from our Phase 2 clinical trial in obstructive HCM to evaluate mavacamten in non-obstructive HCM patients and now moving into a subset of patients with HFpEF where the underlying cause of patient symptoms is similar to that of non-obstructive HCM.

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

Intellectual Property

For the pharmaceutical products we develop and commercialize as a normal course of business, we intend to pursue composition-of-matter patents, where possible, and dosage and formulation patents, as well as manufacturing patents and method-of-use patents on novel indications for known compounds. We also seek patent protection with respect to novel biological discoveries, including new diagnostic methods and targets. We may also pursue patents with respect to our proprietary screening and drug development processes and technology. We may also seek patent protection, either alone or jointly with our collaborators, as our collaboration agreements may dictate.

Our patent portfolio includes five issued U.S. patents, five U.S. pending patent applications, two pending Patent Cooperation Treaty (PCT) applications, over 65 foreign patent applications and patents, all of which are exclusively owned by us, and some of which have claims relating to all of our current clinical-stage drug candidates. With respect to our lead drug candidates in the HCM program, we exclusively own two issued U.S. patents, have three pending U.S. patent applications, and own over 35 foreign patent applications and patents relating to the chemical composition of mavacamten and danicamtiv and use thereof.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We use third-party contract manufacturing organizations (CMOs) for all of our requirements of raw materials, drug substance and drug product for our preclinical research and our ongoing clinical trials of mavacamten, danicamtiv and MYK-224, and in 2020 will depend solely upon our CMOs due to the termination of our collaboration agreement with Sanofi. We have not entered into long-term agreements with our current CMOs. We intend to continue to rely on CMOs and may seek to enter into arrangements with strategic partners for later-stage development and commercialization of mavacamten and danicamtiv, as well as the development and commercialization of any other product candidates that we may identify. Although we currently rely on CMOs, we have personnel and third-party consultants with extensive manufacturing experience to oversee the manufacturing relationships and activities.

We believe the synthesis of the drug substance for mavacamten is reliable and reproducible.  It employs readily available starting materials, and the synthetic routes are amenable to large-scale production and do not require unusual equipment or handling in the manufacturing process. We continue to obtain an adequate supply of the drug substance for mavacamten from our CMO to satisfy additional anticipated clinical demands. The current drug substance manufacturing process is the one we intend to use for commercial production. Process performance qualification and validation campaigns have been initiated. In addition, we believe the synthesis of the drug substance for danicamtiv is reliable and reproducible. We have obtained an adequate supply of the drug substance for danicamtiv from Sanofi, our former collaboration partner, to satisfy our immediate clinical and preclinical demands and have transferred the process to a CMO to produce additional supplies. We are developing improvements to our danicamtiv drug substance manufacturing process to enhance production capacity so that it will be adequate to meet future development and commercial demands.  We believe the process for production of MYK-224 drug substance is also sound and scalable.  The current CMO has enough supply on hand to meet the needs of Phase 1 clinical development as well as ongoing pre-clinical studies.

Drug product formulation development for mavacamten is complete and development for danicamtiv and MYK-224 is in progress. We have contracted with a third-party manufacturer capable of both formulation development and drug product manufacturing through early commercialization for mavacamten. We may identify other drug product manufacturers in the future to add additional capacity and redundancy to our supply chain. In our SAD clinical trials of mavacamten, we utilized a suspension formulation. We developed and manufactured multiple strengths of an immediate release tablet for use in the MAD and other early stage trials (including PIONEER-HCM) trial. For the EXPLORER-HCM Phase 3 study and commercialization, we have developed a refined capsule formulation and may develop alternate formulations for the adolescent and children/infant populations. We also employed a suspension formulation for the healthy volunteers SAD study of danicamtiv. We also developed an immediate release tablet formulation which is being used for the Phase 2 proof-of-concept studies in patients. We have successfully transferred danicamtiv tablet production from Sanofi to a CMO.  For future danicamtiv development and commercialization, we intend to develop a refined tablet formulation and may develop alternate formulations for the adolescent and children and infant populations.  As with the earlier programs, a suspension formulation is being used for the MYK-224 first in human studies.  Solid oral dosage form development is underway for Phase 2 clinical studies.

Sales and Marketing

We believe that we can maximize the value of our products by retaining substantial commercialization rights to our product candidates and, where appropriate, entering into collaborations for specific therapeutic indications or geographic territories.

Our current strategy is to market our initial HCM and DCM products using a dedicated, direct sales force focused on cardiomyopathy specialists and targeted cardiologists treating HCM and DCM. These physicians include those affiliated with academic institutions, leading hospitals and medical centers as well as community cardiologists treating a significant volume of HCM and DCM patients. We believe they represent a concentrated prescriber base that can be appropriately managed with a specialty care sales model.

We are initially pursuing market approval and commercialization in the U.S.  We have also begun hiring a team based in Europe to evaluate the regulatory and market opportunity, in order to inform our commercialization plans in the European Union.

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

In the field of heart failure drug development, our principal competitors include Amgen Inc., AstraZeneca plc, Bayer AG, Bristol-Myers Squibb Company, C.H. Boehringer Sohn AG & Co. KG, Eli Lilly and Company, Novartis AG and Takeda Pharmaceutical Company Limited. Specific to our initial drug discovery and development focus areas, we believe that Cytokinetics, Inc., Takeda Pharmaceutical Company Limited and Novartis AG have ongoing programs in HCM and that Novartis AG, Pfizer Inc., Tenaya Therapeutics, Berlin Cures, and Zensun (Shanghai) Sci. & Tech. Co., Ltd. have ongoing programs in DCM. Additionally, there may be other companies pursuing therapeutic candidates from which we face current or future competition.

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

A number of different regulatory agencies may have regulatory oversight, depending on the product at issue, and the type and stage of activity. In the United States, these include the FDA, the Drug Enforcement Administration (DEA), the Centers for Medicare and Medicaid Services (CMS), other federal agencies, state boards of pharmacy, state-controlled substance agencies and more.

Drug Development Regulation

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

The process required before a drug may be marketed in the United States, the EU and most foreign countries generally involves the following:

•

completion of preclinical, also known as nonclinical, laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practice (GLP) requirements, animal welfare laws and other applicable regulations;

•

submission to the FDA of an IND, which must become effective before clinical trials, meaning trials in human subjects, may begin in the United States, obtaining similar authorizations in other jurisdictions where clinical research will be conducted and maintaining these authorizations on a continuing basis throughout the time that trials are performed, and new data are collected;

•	performance of adequate and well-controlled clinical trials according to Good Clinical Practice (GCP) requirements to demonstrate whether a proposed drug is safe and effective for its intended use;
•	preparation and submission to the FDA of an NDA, and submitting similar marketing authorization applications in other jurisdictions where commercialization will be pursued;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product will be produced to assess compliance with current good manufacturing practice (cGMP) and/or similar requirements in other jurisdictions where commercialization will be pursued, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of an FDA or other regulatory authority inspection of clinical trial sites to assess compliance with GCP requirements; and
•	FDA review and approval of the NDA or other regulatory authority review and approval of a marketing authorization application.

The development, testing and approval process requires substantial time, effort and financial resources and bears significant and inherent risk that the individual products will not exhibit the relevant safety, effectiveness, or quality characteristics. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. Approval in one country does not assure that a product will be approved in another country. We cannot be certain that any approvals for our product candidates will be granted on a timely basis, or with the specific terms that we desire, if at all.

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

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND, or to the governing authorities on a country by country basis. Additionally, approval must also be obtained from each clinical trial site’s institutional review board (IRB) or ethics committee (EC) before the trials may be initiated, and the IRB or EC must monitor the study until completed.

Clinical trials typically are conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The drug initially is introduced into a small number of patients or healthy human volunteers. These trials are designed to determine the metabolism and pharmacologic actions, side effects with increasing doses and if possible, early evidence of effectiveness.

•

Phase 2. These trials include controlled clinical trials initiated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the effectiveness of the drug candidate for a particular indication in patients with the disease or condition under study, and to determine common short-term side effects and risks associated with the drug.

•

Phase 3. Clinical trials are expanded, and controlled trials undertaken to further evaluate dosage, clinical efficacy and safety. These clinical trials are intended to gather additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk profile of the drug candidate and provide an adequate basis for physician labeling and regulatory approval.

•	Regulatory agencies may also require, or companies may pursue, additional clinical trials after a product is approved.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Progress reports related to clinical trials must be submitted at least annually to the FDA and participating IRBs, and other governing authorities. IND safety reports must be submitted to the FDA and other governing health authorities and to investigators for serious and unexpected suspected adverse events, findings from animal or in vitro testing or other studies that suggest a significant risk to humans exposed to the drug, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report to the FDA within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. The FDA or other governing authorities or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that human subjects are being exposed to an unacceptable health risk or that the investigational product apparently lacks efficacy. Similarly, an IRB or EC can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with applicable requirements or if the drug candidate has been associated with unexpected serious harm to healthy volunteers or patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data monitoring committee (DMC). The DMC reviews safety information and provides recommendations to the sponsor for whether a trial may move forward at designated check points based on access to certain data from the study.

A manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug.  This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy.

At times during the development of a new drug product, sponsors are given opportunities to meet with the FDA. This commonly occurs prior to submission of an IND, at the end of Phase 2 trials, and before an NDA is submitted. Meetings at other times may also be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice, including feedback on the next phase of development. Concurrent with clinical trials, companies usually complete additional animal studies and develop additional information about the chemistry and physical characteristics of the drug candidate and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate. Additionally, appropriate packaging must be selected and tested, and stability trials must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life and distribution pathway. There are also requirements governing the reporting of certain clinical trials and completed clinical trial results to public registries, such as clinicaltrials.gov.

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

Under the Prescription Drug User Fee Act (PDUFA) as amended, each NDA must be accompanied by a user fee (adjusted by the FDA on an annual basis). According to the FDA’s fee schedule, effective through September 30, 2020, the user fee for each NDA application requiring clinical data is $2,942,965. For fiscal year 2020, PDUFA also imposes an annual prescription drug product program fee of $325,424. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews each NDA to ensure that it is sufficiently complete for substantive review before it may be filed. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA’s goal is to review applications within ten months of the filing date or, if the application relates to an unmet medical need in a serious or life-threatening indication and is granted priority review, six months from the filing date. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether a drug candidate is safe and effective for its intended use and indication for use and whether its manufacturing is cGMP-compliant. The FDA may refer the NDA to an advisory committee consisting of a panel of external experts for review and recommendation as to whether the NDA should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

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

Expedited Development and Review Programs

The FDA has various programs, including fast track, priority review, accelerated approval, and breakthrough therapy designation, that are intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of a serious or life-threatening condition. Even if a drug candidate qualifies for one or more of these programs, the FDA may later decide that the drug candidate no longer meets the conditions for qualification. Fast Track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

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

Any product for a serious or life-threatening condition is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review.

Drug candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. Failure to conduct required post-approval trials, or the inability to confirm a clinical benefit during post-marketing trials, may allow the FDA to withdraw the drug from the market on an expedited basis. In addition, the FDA presently requires as a condition for accelerated approval pre-approval of promotional materials.

A drug can be designated as a breakthrough therapy if it is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A sponsor may request that a drug be designated as a breakthrough therapy at any time during the clinical development of the product. If so designated, FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with the sponsor throughout the product’s development, providing timely advice to the sponsor to ensure that the development program to gather preclinical and clinical data is as efficient as practicable, involving senior managers and experienced review staff in a cross-disciplinary review, and assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor.

Post-Approval Requirements

Any products for which we may receive future FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting and analysis of adverse experiences with the product, providing the FDA with updated safety, efficacy and quality information, product sampling and distribution requirements, maintaining up-to-date labels, warnings, and contraindications, and complying with promotion and advertising requirements. Products may be promoted only for the approved indications and in accordance with the approved label; products cannot be promoted for unapproved, or off-label, uses, although physicians may prescribe drugs for off-label uses in accordance with the practice of medicine. Manufacturers must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to manufacturing processes often require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Manufacturers and other entities involved in the manufacturing and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic inspections for compliance with cGMP and other laws. FDA and state inspections may identify compliance issues at manufacturing facilities that may disrupt production or distribution or may require substantial resources to correct.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market, such as adverse events, the existence or severity of which was unknown when the product was approved. Later discovery of previously unknown problems with a product may result in restrictions on the product, revised labeling or complete withdrawal from the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, clinical trial holds, voluntary product recalls, product seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal payments or penalties.

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

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of the use of our drug candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term to be extended up to five years as compensation for patent term effectively lost due to the FDA’s pre-market approval requirements. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension. Extensions are not granted as a matter of right and the extension must be applied for prior to expiration of the patent and within a 60-day period from the date the product is first approved for commercial marketing. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Where a product contains multiple active ingredients, if any one active ingredient has not been previously approved, it can form the basis of an extension of patent term provided the patent claims that ingredient or the combination.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The specific scope varies, but fundamentally the FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity never previously approved by the FDA either alone or in combination. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the compound responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA), or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability trials, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric Information and Exclusivity

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms and may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial. The FDA issues a written request for pediatric clinical trials prior to approval of an NDA only where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may produce health benefits in that population.

Under the FDCA, NDAs and certain supplements to NDAs must contain data adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDCA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (PSP), unless the drug has been granted orphan designation for the proposed indication at the time the initial PSP is required, within 60 days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs.

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

As in the United States, we may apply for designation of a drug candidate as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. In the EU, the European Commission, after reviewing the opinion of the EMA’s Committee for Orphan Medicinal Products, granted orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU Community (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or, if a method exists, the product would be a significant benefit to those affected). Orphan drug designation in the EU entitles the manufacturer to financial incentives such as reduction of fees or fee waivers and up to 10 years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The FDA and foreign regulators expect holders of exclusivity for orphan drugs to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the orphan drug.

Pharmaceutical Coverage, Pricing, and Reimbursement

United States

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we obtain regulatory approval. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of any products for which we receive regulatory approval for commercial sale will therefore depend, in part, on the availability of coverage and adequate reimbursement from third-party payors such as government health programs, commercial or private insurance, and managed care organizations. Third-party payors include government authorities, managed care providers, private health insurers and other organizations.

In the United States, no uniform policy of coverage and reimbursement for drug products exists, and one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will make a similar determination. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.  Many private payors, however, use coverage decisions and payment amounts determined by the CMS as guidelines in setting their coverage and reimbursement policies. The coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, we expect that an increasing emphasis on cost containment measures in the United States will continue to increase the pressure on pharmaceutical pricing. Third-party payors are increasingly challenging the prices charged for products and services, examining the medical necessity and reviewing the cost-effectiveness of drugs, medical devices and medical services, in addition to questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Other Federal and State Healthcare Laws, Including Anti-Kickback, Fraud and Abuse and Health Information Privacy and Security Laws

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

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services, a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic products from 15.1% of average manufacturer price (AMP) to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits. In addition, the ACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to United States government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. Effective in 2010, ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the present state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

Effective in 2011, ACA imposed a requirement on manufacturers of branded drugs and biologic products to provide a discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (the “donut hole”). Moreover, the Bipartisan Budget Act of 2018 also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap.

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

The ACA created the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. ACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Anti-Kickback Laws

United States federal laws, including the federal Anti-Kickback Statute, prohibit fraud and abuse involving state and federal healthcare programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various federal agencies, including CMS, the Department of Justice, and the Office of Inspector General for the United States Department of Health and Human Services (HHS) and various state agencies. These anti-kickback laws prohibit, among other things, any person from knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program. Remuneration is broadly defined to include anything of value, such as cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies, or equipment. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. The anti-kickback laws are broad and prohibit many arrangements and practices that are lawful in businesses outside of the healthcare industry. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation.

The penalties for violating the anti-kickback laws can be severe. The sanctions include criminal and civil fines and penalties for each violation, plus imprisonment and possible exclusion from the federal healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. Many states have adopted laws similar to the federal anti-kickback laws, and some apply to items and services reimbursable by any payor, including third-party payors.

Federal and State Prohibitions on False Claims

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government, or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Under the False Claims Act, a person acts knowingly if he has actual knowledge of the information or acts in deliberate ignorance or in reckless disregard of the truth or falsity of the information.  The government may deem manufacturers to have caused the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Companies that submit claims directly to payors may also be liable under the False Claims Act for the direct submission of such claims. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law.

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

Federal Prohibitions on Healthcare Fraud and False Statements Related to Healthcare Matters

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) created new federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the United States Federal Anti-Kickback Statute, ACA broadened the reach of certain criminal healthcare fraud statutes created under HIPAA by amending the intent requirement such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Health Insurance Portability and Accountability Act

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations, including the final omnibus rule published on January 26, 2013, impose specified requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individual identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state, and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Physician Payments Sunshine Act

There has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Physician Payments Sunshine Act requires most pharmaceutical manufacturers to report annually to the Secretary of HHS, under the Open Payments Program, information regarding any payments or other “transfers of value” made or distributed by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Over the next several years, we will need to dedicate significant resources to establish and maintain systems and processes in order to comply with these regulations. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physical providers such as physician assistants and nurse practitioners. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities. Similar laws have been enacted or are under consideration in foreign jurisdictions, including France which has adopted the Loi Bertrand, or French Sunshine Act, which became effective in 2013, and Belgium which enacted their Sunshine Act in 2016.

Non-U.S. Healthcare Laws

To the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals, and data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018). In addition to U.S. regulations, we are subject to regulations of other countries governing clinical trials and distribution of our products outside of the United States. Regardless of FDA status for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the U.S. before we can commence clinical trials in such countries. The approval process and requirements governing the conduct of clinical trials vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Regulations Governing Data Collection and the Use, Processing and Cross-Border Transfer of Personal Information

We have conducted, and may continue to conduct, clinical trials or continue to enroll subjects in our ongoing or future clinical trials in certain jurisdictions in which we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

California recently enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General will commence enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted.  The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Healthcare Reform and Regulatory Changes

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could affect our ability to profitably sell our products. In the United States, there have been and continue to be laws enacted by the federal government, state governments, regulators and third-party payers to control healthcare costs, and generally, to reform the healthcare system in the United States.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. By way of example, in the United States, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (MMA), changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for outpatient drug purchases by those covered by Medicare under a new Part D and introduced a new reimbursement methodology based on average sales prices for Medicare Part B physician-administered drugs. As a result of this legislation and the expansion of federal coverage of drug products, there is additional pressure to contain and reduce costs. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

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

On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Tax Payer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (the Tax Act), includes a provision that decreased the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” to $0 effective January 1, 2019. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA.

Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration has concluded that cost-sharing reduction (CSR) payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The Bipartisan Health Care Stabilization Act of 2017, as well as the follow-on Bipartisan Health Care Stabilization Act of 2018 were introduced to appropriate funds to stabilize CSR payments; however, the future of this effort is unclear. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax.  It is impossible to determine whether similar taxes could be instated in the future. Moreover, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019 by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

The full impact of the ACA, any law repealing, replacing, or modifying elements of it, and the political uncertainty surrounding its repeal, replacement, or modification on our business remains unclear. We expect that additional federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare drugs and services.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Finally, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Employees

As of December 31, 2019, we had 235 full-time employees. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

Information regarding our facilities is included in Note 6 “Leases” of the footnotes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Available Information

We post our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any exhibits or amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on the Investors & Media section of our public website (www.myokardia.com, accessible to you free of charge), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. The contents of these websites are not incorporated into this Annual Report on Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual references only. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report on Form 10-K.

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

We have concentrated our therapeutic product research and development efforts on the application of precision medicine to the treatment of cardiovascular diseases, and our future success depends on the successful development of products based on our precision medicine platform and the continued development of this platform. We believe we are the first company to apply precision medicine to the treatment of cardiovascular disease, and neither we nor any other company has received regulatory approval to market therapeutics specifically targeting the underlying cause of cardiomyopathy. The scientific discoveries that form the basis for our efforts to discover and develop product candidates are novel, and the scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. If we do not successfully develop and commercialize product candidates based upon our technological approach, we will not become profitable and the value of our common stock may decline.

Further, our focus, which has been solely on precision medicine for the development of drugs for diseases of cardiac muscle contraction as opposed to multiple, more proven technologies for drug development, increases the risks associated with the ownership of our common stock. If we are not successful in developing any product candidates using our precision medicine platform, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to identify and implement successfully an alternative product development strategy, which would materially and adversely affect our business, financial condition and results of operations.

We depend heavily on the success of mavacamten, danicamtiv and MYK-224, our initial product candidates. Other than mavacamten, danicamtiv and MYK-224, all of our other programs are in discovery or preclinical development. Preclinical testing and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification of our initial product candidates, mavacamten and MYK-224 for the treatment of hypertrophic cardiomyopathy (HCM) and danicamtiv for the treatment of dilated cardiomyopathy (DCM). We are currently evaluating mavacamten, danicamtiv and MYK-224 in clinical trials, and, if these product candidates fail to demonstrate safety or efficacy in their respective target indications to the satisfaction of the FDA or other comparable regulatory authorities, we will need to identify and rely on other product candidates or target indications, or both, for clinical development. All of our other programs are still in discovery or preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for years, if ever, will depend heavily on the successful development and eventual commercialization of mavacamten, danicamtiv, MYK-224 or other product candidates that we may identify from our precision medicine platform.

The success of mavacamten, danicamtiv, MYK-224 and any other product candidates that we discover and develop will depend on many factors, including the following:

•

timely and successful initiation of, enrollment in, and completion of, clinical trials, including our Phase 3 clinical trial of mavacamten in HCM, our Phase 2 clinical trial of danicamtiv in genetic DCM, our Phase 1 clinical trial of MYK-224 and any additional clinical trials of these product candidates;

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

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical development or clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, although our preclinical observations and data generated from our Phase 1 and Phase 2 clinical trials of mavacamten support our hypothesis that mavacamten has the potential to reduce cardiac muscle contractility and our belief that such data have demonstrated clinical proof of mechanism in both HCM patients and healthy volunteers, we have not completed placebo controlled clinical trials of mavacamten in larger populations using the current dosing strategy, inclusion/exclusion criteria, and endpoints of EXPLORER-HCM. In addition, our precision medicine platform is based on a translational medicine approach. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical or early clinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. The initial clinical data from our Phase 1 and Phase 2 clinical trials of mavacamten, as well as our Phase 1 and 2 clinical trials of danicamtiv, are preliminary in nature, and the clinical development of mavacamten and danicamtiv is not complete. Early positive data may not be repeated or observed in ongoing or future trials involving our product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials, particularly in the field of cardiovascular medicine. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

•	delays in obtaining required Institutional Review Board (IRB) approval at each clinical trial site;
•	delays in recruiting suitable patients to participate in our clinical trials;
•	imposition of a clinical hold by regulatory agencies, including after an inspection of our clinical trial operations or trial sites;

•	failure by our CROs, other third parties or us to adhere to clinical trial requirements;
•

failure by us, our CROs or other third-party contractors to perform clinical trials in accordance with the FDA’s good clinical practice (GCP) requirements or applicable regulatory guidelines in other countries;

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

If the results of our clinical trials are inconclusive or if there are safety concerns or adverse events associated with our product candidates, we may:

•	be delayed in obtaining marketing approval for our product candidates, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant restrictions on use or distribution of the drug;
•	require safety warnings in the label and/or require risk management plan post-approval;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•	have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy (REMS);
•	be subject to the addition of labeling statements, such as warnings or contraindications;

•	be sued; or
•	experience damage to our reputation.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize therapeutics for the treatment of cardiovascular diseases based on our precision medicine approach. A key element of our initial strategy is to use our precision medicine platform to identify and study compounds that can be used to correct or offset the abnormal contraction caused by HCM and DCM. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a New Drug Application (NDA) or other submission or to obtain regulatory approval in the United States or elsewhere;

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market mavacamten, danicamtiv or any other product candidate we may develop, which would significantly harm our business, results of operations and prospects.

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

Although the FDA provided feedback on the Phase 3 clinical trial for mavacamten, the FDA may raise questions regarding mavacamten’s safety data, which may delay or prevent the approval of mavacamten or adversely affect our ability to commercialize mavacamten on the timelines we have announced.

The size of a safety database when submitting an NDA is usually between 3,000 to 5,000 patients. When we sought feedback on EXPLORER-HCM, our Phase 3 clinical trial for mavacamten, we estimated that at the time of submitting our NDA, our safety database would have 250 patient-years of exposure, as we are treating an orphan disease. When we submit our NDA, we anticipate that we will have approximately 200 patient-years in the safety database and at the time of submission of the 120-day safety update, it will have increased to 300-350 patient-years. While we plan to conduct a prospective registry study to demonstrate our commitment to post-approval product characterization, and the FDA has accepted a lesser number of patients for a safety database in the past, the FDA may request additional clinical data, which may delay or prevent the approval and commercialization of mavacamten and could have a negative impact on our business.

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

In order to market and sell our products in the European Union and many other jurisdictions, we or any third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval in other jurisdictions. We may not be able to file for marketing approvals, and even if we do, we may not obtain necessary approvals to commercialize our medicines in any market.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to extensive and ongoing regulatory requirements and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current Good Manufacturing Practice (cGMP) requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, the holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process.

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP and adherence to commitments made in the NDA and other marketing authorizations.

Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine.

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

The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenues.

We may seek one or more special designations from regulatory authorities to expedite the review and approval process for our product candidates, including Breakthrough Therapy Designation or Fast Track Designation. These designations may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek one or more special designations from regulatory authorities to expedite the review and approval process for our product candidates, including Breakthrough Therapy Designation or Fast Track Designation.

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

If we elect to pursue Breakthrough Therapy Designation or Fast Track Designation, any inability to secure or maintain the applicable designation would have an adverse impact on our development timelines and our ability to obtain approval for and commercialize our product candidates.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are an early-stage company. We were incorporated and commenced operations in June 2012. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, creating and expanding on our precision medicine platform, identifying potential product candidates, undertaking preclinical studies for our programs, completing our ongoing clinical trials for our most advanced product candidate, mavacamten, planning further clinical development of mavacamten and completing our ongoing clinical development of our second product candidate, danicamtiv, and beginning clinical development of our third product candidate, MYK-224. We have not yet demonstrated our ability to successfully complete the clinical development of a product candidate, including the completion of any clinical trials designed to support the registration of a product candidate, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have a history of significant losses and anticipate that we will continue to incur losses for the near future and may not achieve or sustain profitability and, as a result, you may lose all or part of your investment.

Our initial product candidates, mavacamten, danicamtiv and MYK-224, are in various stages of clinical testing and we must successfully complete our ongoing clinical trials of mavacamten and conduct significant additional clinical trials for danicamtiv and MYK-224 before we can seek the regulatory approvals necessary to begin commercial sales of these or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations. Our net loss for the year ended December 31, 2019 was $287.8 million and as of December 31, 2019, we had an accumulated deficit of $478.8 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We have never generated any revenue from product sales and may never be profitable.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenues from product sales in the near future, if ever. Our ability to generate future revenue from product sales depends heavily on our success in:

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

Even if one or more of the product candidates that we are developing is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) or other regulatory agencies, domestic or foreign, to perform clinical trials and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently advancing mavacamten, danicamtiv and MYK-224, our initial product candidates, through clinical development, and conducting preclinical discovery and development activities in our other programs. Drug development is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance our product candidates in clinical trials and identify additional product candidates from our pipeline for clinical development.

As of December 31, 2019, our cash, cash equivalents and investments (short-term and long-term) totaled $430.3 million. We intend to use our cash, cash equivalents and investments to fund the advancement of our mavacamten clinical development program, including our ongoing Phase 3 clinical trial in symptomatic oHCM patients, and our planned additional clinical trials of mavacamten and danicamtiv, our ongoing Phase 1 trial of MYK-224, our ongoing preclinical, discovery and research programs and the expansion of our platform, as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, mavacamten, danicamtiv, MYK-224 or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

•	the rate of progress and the cost of our ongoing and planned clinical trials of mavacamten, danicamtiv and MYK-224;
•	the number of product candidates that we intend to develop using our precision medicine platform;
•	the costs of research and preclinical studies to support the advancement of other product candidates into clinical development;
•

the timing of, and costs involved in, seeking and obtaining approvals from the FDA and comparable foreign regulatory authorities, including the potential by the FDA or comparable regulatory authorities to require that we perform more studies than those that we currently expect;

•	the costs of preparing to manufacture mavacamten on a commercial scale, and to manufacture danicamtiv and MYK-224 for further clinical development;
•	the costs of commercialization activities if mavacamten or any future product candidate is approved, including the formation of a sales force;
•	the degree and rate of market acceptance of any products launched by us or our partners, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need and ability to hire additional personnel;
•	our ability to enter into and maintain collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

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

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission (SEC). A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems.

Comprehensive tax reform bills could increase the tax burden on our orphan drug programs and adversely affect our business and financial condition.

In December 2017, the U.S. government enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a generally more territorial focused system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.

Further, the recently enacted comprehensive tax legislation, among other things, reduces the orphan drug tax credit from 50% to 25% of qualifying expenditures. When and if we become profitable, this reduction in tax credits may result in an increased federal income tax burden on our orphan drug programs as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and, despite being partially off-set by a reduction in the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, may increase our total federal tax liability attributable to such programs.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to this federal tax law.

We may choose not to develop a potential drug candidate, or we may suspend, deprioritize or terminate one or more discovery programs or pre-clinical drug candidates or programs.

At any time and for any reason, we may determine that one or more of our discovery programs or preclinical drug candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or drug candidate. Accordingly, we may choose not to develop a potential drug candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or preclinical drug candidates or programs. If we suspend, deprioritize or terminate a program or drug candidate in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or drug candidates.

Risks Related to Our Reliance on Third Parties

From the inception of our collaboration arrangement with Sanofi in August of 2014 and through December 31, 2018 we were substantially dependent upon Sanofi for the development and eventual commercialization of mavacamten, danicamtiv, and MYK-224. As a result of the termination of the arrangement, we may be unable to commercialize certain product candidates.

We have previously depended upon our license and collaboration agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A. (Sanofi), which we refer to as the Collaboration Agreement, for financial and scientific resources related to the clinical development and commercialization of product candidates under our mavacamten, MYK-224, danicamtiv and HCM-2 programs and for the manufacturing of danicamtiv. On December 31, 2018, Sanofi notified us of their intent to terminate the collaboration and as a result, reimbursement for our research and development collaboration on mavacamten and MYK-224 ended in the first half of 2019. In addition, Sanofi did not elect to continue with the danicamtiv and HCM-2 programs, and the collaboration with respect to such programs was deemed terminated as of December 31, 2018. As a result of the termination, the development of our product candidates previously subject to the Collaboration Agreement could be significantly delayed and may have a material adverse effect on our results of operations and financial condition.

We may enter into collaborations that place the development and commercialization of our product candidates outside our control, require us to relinquish important rights or may otherwise be on terms unfavorable to us, and if our collaborations are not successful, our product candidates may not reach their full market potential.

Our drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. For some of our drug candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those drug candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of the drug candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate drug revenue. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable drug candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party.

We expect to rely on third parties to conduct some or all aspects of our clinical trials, protocol development and research and development activities, and these third parties may not perform satisfactorily.

We currently rely on third parties to conduct our clinical trials and expect to continue to rely on third parties with respect to some or all aspects of our clinical trials, protocol development and research and development activities.

Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the study plan and protocols. We and our third-party contractors and CROs are required to comply with GCP regulations, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (EEA), and comparable foreign regulatory authorities for all products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors or CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will be delayed in completing, or may not be able to complete, the preclinical and clinical studies required to support future Investigational New Drug Application (IND) submissions and approval of our product candidates. Any of these events could lead to clinical study delays or failure to obtain regulatory approval or impact our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, request for voluntary recall, seizure or total or partial suspension of production.

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

We do not have, nor do we plan to acquire, any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for the commercial supply of any of these product candidates for which we may obtain marketing approval. To date, we have obtained materials for mavacamten for our clinical trials from third-party manufacturers, and we intend to rely on third-party manufacturers for our planned Phase 2 and Phase 3 clinical development activities for mavacamten and for our Phase 2 and any subsequent clinical trials of danicamtiv. Due to the Sanofi Collaboration Agreement termination on December 31, 2018, we no longer rely on Sanofi for our danicamtiv supplies and have executed service agreements with other third-party manufacturers for the manufacturing of danicamtiv.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including court actions for patent infringement or nullification, pre- and post-grant proceedings before the U.S. Patent and Trademark Office (USPTO), and corresponding proceedings in foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with any products that we may develop and commercialize, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology and pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from these intellectual property rights.

Risks Related to Commercialization and the Market for Our Product Candidates

If the market opportunities for our product candidates are smaller than we believe they are or if we are unable to market our products to expanded patient populations, our revenues may be adversely affected, and our business may suffer.

We focus our research and product development efforts on treatments for cardiac muscle contraction and our targeted indications affect relatively small populations. In particular, we estimate that approximately 630,000 people in the United States have a form of HCM, and that approximately 360,000 people in the United States have a form of genetic DCM. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates derived from primary research with physicians and payors, analysis of medical journals and peer-reviewed literature, the work of third-party consultants and other publicly- or non-publicly-available data sources. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of our targeted disease indications. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products, and new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Any failure to achieve or maintain sufficient market acceptance of mavacamten, danicamtiv or any of our other product candidates, if approved, could significantly harm our business, prospects, financial condition and results of operations.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our drug candidates, we may not be successful in commercializing our drug candidates if and when they are approved, and we may not be able to generate any revenue.

We do not currently have a sales or marketing infrastructure and have limited experience in the sale, marketing or distribution of drugs. To achieve commercial success for any approved drug candidate for which we retain sales and marketing responsibilities, we must build our sales, marketing, managerial, and other non‑technical capabilities or make arrangements with third parties to perform these services. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our drug candidates if and when they are approved.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any drug launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost.

Factors that may inhibit our efforts to commercialize our drug candidates on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs;
•	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our drug revenues or the profitability of these drug revenues to us are likely to be lower than if we were to market and sell any drug candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our drug candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drug candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products and for products whose targeted patient populations are small. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS or third-party payors will decide with respect to reimbursement and coverage for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS.

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

While we have received orphan drug designation for our most advanced drug candidate, mavacamten, for the treatment of symptomatic oHCM, we may seek orphan drug designation for some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

The FDA has granted orphan drug designation to mavacamten for the treatment of symptomatic oHCM. As part of our business strategy, we may seek orphan drug designation for some of our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States. Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we might seek orphan drug designation for our other drug candidates in addition to mavacamten for the treatment of symptomatic oHCM, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations.

If we participate in and then fail to comply with our reporting and payment obligations under governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business financial condition, results of operations and growth prospects.

With the approval of any product candidate, we anticipate that we may participate in a number of federal and state government pricing programs in the United States in order to obtain coverage for the product by certain government healthcare programs. These programs would generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

Risks Related to Our Business and Industry

We may be subject to healthcare, health information privacy and security laws, regulation and enforcement, and our failure to comply with these laws could harm our results of operations and financial conditions.

Although we do not currently have any products on the market, if we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers and third-party payors, subject to various U.S. federal and state fraud and abuse, patient privacy and other healthcare regulatory laws, and to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. Healthcare providers, physicians and other healthcare market participants play a primary role in the recommendation and prescription of any product for which we obtain marketing approval. These laws may impact, among other things, our proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. There are ambiguities as to what is required to comply with these requirements, and if we fail to comply with any applicable federal, state or foreign legal requirement, we could be subject to penalties.

Regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted a new regulation governing data practices and privacy called the General Data Protection Regulation (GDPR) which became effective on May 25, 2018. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, special protections for “sensitive information” such as health and genetic information, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on service providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of developing or commercializing our product candidates or impair our ability to collect data from patients resident in the European Union, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries.

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

In the field of heart failure drug development, our principal competitors include Amgen Inc., AstraZeneca plc, Bayer AG, Bristol-Myers Squibb Company, C.H. Boehringer Sohn AG & Co. KG, Eli Lilly and Company, Novartis AG and Takeda Pharmaceutical Company Limited. Specific to our initial drug discovery and development focus areas, we believe that Cytokinetics, Inc., Takeda Pharmaceutical Company Limited and Novartis AG have ongoing programs in HCM and that Novartis AG, Pfizer Inc., Tenaya Therapeutics, Berlin Cures, and Zensun (Shanghai) Sci. & Tech. Co., Ltd. have ongoing programs in DCM. Additionally, there may be other companies pursuing therapeutic candidates from which we face current or future competition.

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

In the United States, the European Union and other foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Patient Protection and Affordable Care Act (ACA) changed the way healthcare is financed by both governmental and private insurers and significantly impacted the U.S. pharmaceutical and biotechnology industries. Since its enactment, there have been many judicial, Presidential, and Congressional challenges to numerous aspects of the ACA, and the long ranging effects of these challenges on reimbursement by third-party payors, the viability of the ACA marketplace, providers, and potentially, our business are unknown at this time. In addition, the full impact of the ACA, any law repealing and/or replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear.

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

In addition, other legislative changes have been proposed and adopted in the United States since ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Our future success depends on our ability to retain our key executives, employees and consultants and to attract, retain and motivate qualified personnel.

We are highly dependent on our scientific advisors and the principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives and scientific experts in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, as well as from academic and research institutions, for individuals with similar skill sets. In addition, any failure of our programs to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or the loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2019, we had 235 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Over the next several years, we expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have two wholly-owned subsidiaries: an Australian subsidiary through which we conduct clinical trials in Australia and a Dutch subsidiary through which we intend to determine the feasibility of commercialization in the EU. Our business strategy also contemplates potential additional international operations as we seek to continue the development of mavacamten, danicamtiv, MYK-224 and other product candidates that we have or may identify, seek regulatory approval for our product candidates, and commercialize any product candidates that are approved outside the United States. If any product candidates for which we have retained worldwide commercial rights are approved, we may hire sales representatives and conduct physician and patient group outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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
•

natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions (such as the outbreak of the novel strain of coronavirus in December 2019);

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

We or the third parties upon whom we depend may be adversely affected by earthquakes, outbreak of disease or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters is located in the San Francisco Bay Area, which in the past has experienced severe earthquakes. Earthquakes, outbreak of disease, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China. Since the manufacturing facilities of some of our third-party contract manufacturers are in China, an outbreak of communicable diseases in China or elsewhere, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, could adversely affect our business, financial condition or results of operations by limiting our ability to obtain supplies of product candidates for our clinical trials from manufacturers within or outside China and force temporary closure of facilities that we rely upon. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any medicines that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or medicines that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue; and
•	the inability to commercialize mavacamten, danicamtiv, MYK-224 or any other product candidates that we may develop.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (NOLs) and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. While we have determined that an ownership change occurred in April 2015 in connection with our Series B redeemable convertible preferred stock financing and in August 14, 2017 due to a subsequent stock offering, we do not believe that these ownership changes will result in the expiration of any of our existing NOLs prior to utilization. We may experience subsequent shifts in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The United Kingdom’s withdrawal from the EU may have a negative effect on our business, global economic conditions, and financial markets.

As a result of the United Kingdom’s vote to leave the EU in March 2019 (known as Brexit), the EMA relocated its headquarters from London to Amsterdam. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of product candidates, disrupt the manufacture of our products and product candidates in the United Kingdom or the EU, disrupt the import and export of active substances and other components of drug formulations, and disrupt the supply chain for clinical trial product and final authorized formulations. While negotiations continue regarding the terms of the United Kingdom’s withdrawal from the EU, the specific impact to the supervision, regulation and supply of medicines in the United Kingdom and Europe remain unclear. The cumulative effect of disruptions to the regulatory framework or supply chains may add considerably to the development lead time to, and expense of, marketing authorization and commercialization of products in the EU and/or the United Kingdom. In view of the uncertainty surrounding the Brexit implementation, we are unable to predict the effects of such disruption to the regulatory framework and supply chain in Europe.

Risks Related to Our Common Stock

The market price of our common stock has been and may continue to be highly volatile.

The market price of our common stock has experienced volatility since our IPO in October 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;
•	failure to develop successfully and commercialize our product candidates;
•	inability to obtain additional funding;
•	any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
•	failure by us or our licensors and strategic collaborators, if any, to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions affecting our product candidates or development programs;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public or to the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

In addition, companies trading in the stock market in general, and the NASDAQ Global Select Market (NASDAQ) in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Pursuant to our 2015 Stock Option and Incentive Plan (the 2015 Plan), we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Beginning on January 1, 2017, the number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, beginning on January 1, 2017 and ending on January 1, 2025, the number of shares available for future issuance under our 2015 Employee Stock Purchase Plan (the 2015 ESPP) will automatically increase each year by up to the lesser of 3,000,000 shares of common stock or 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under these plans by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of February 14, 2020, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own approximately 50.7% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We will continue to incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to existing and new public company compliance and reporting regulations.

As a public company, we incur and will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting with our Annual Report on Form 10-K for each fiscal year and to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are and will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adhere to a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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

In addition, as a public company we are required to file accurate and timely quarterly, annual and current reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences that would materially harm our business.

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

For a description of our properties, please see Note 6 “Leases” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock began trading on The NASDAQ Global Select Market under the symbol “MYOK” on October 29, 2015. Prior to this date, there was no public market for our common stock.

HOLDERS OF COMMON STOCK

As of February 24, 2020, we had 46,574,538 shares of common stock outstanding held by approximately 6 stockholders of record. We believe that the number of beneficial owners of our common stock at that date was substantially greater. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Assumed $100 investment in stock or index	Ticker	October 29, 2015	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
MyoKardia, Inc. (MYOK)	MYOK	$100	$132	$117	$380	$441	$658
NASDAQ Composite (^IXIC)	IXIC	$100	$99	$106	$136	$131	$177
NASDAQ Biotechnology (^NBI)	NBI	$100	$102	$80	$97	$88	$109

DIVIDEND POLICY

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(in thousands, except per share amounts)
October 1, 2019 through October 31, 2019	—	$—	—	—
November 1, 2019 through November 30, 2019	—	—	—	—
December 1, 2019 through December 31, 2019	—	—	—	—
Total	—	$—	—	—

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below may not be indicative of future operating results.

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017 (1)	2016 (1)	2015

Consolidated Statement of Operations Data:
Collaboration and license revenue	$—	$33,558	$11,442	$41,971	$14,199
Operating expenses:
Repurchase of royalty rights	80,000	—	—	—	—
Research and development	146,171	68,774	48,136	36,215	28,393
Selling, general and administrative	61,663	38,435	21,973	16,289	9,019
Total operating expenses	287,834	107,209	70,109	52,504	37,412
Loss from operations	(287,834)	(73,651)	(58,667)	(10,533)	(23,213)
Interest and other income (loss), net	11,621	5,953	1,657	153	(47)
Change in fair value of redeemable convertible preferred stock call option liability	—	—	—	—	314
Net loss	$(276,213)	$(67,698)	$(57,010)	$(10,380)	$(22,946)
Net loss per share, basic and diluted	$(6.17)	$(1.76)	$(1.74)	$(0.38)	$(4.48)

(1) The Company revised the consolidated statements of operations for the years ended December 31, 2017 and 2016 to reflect the adoption of ASC 606 “Revenue from Contracts with Customers” effective January 1, 2016. The consolidated statement of operation data for the year ended December 31, 2015 has not been revised.

	As of December 31,
(In thousands)	2019	2018	2017 (1)	2016 (1)	2015

Consolidated Balance Sheet Data:
Cash and cash equivalents	$101,436	$246,122	$224,571	$135,797	$112,265
Working capital	$375,924	$282,769	$207,463	$164,333	$91,572
Total assets	$456,094	$407,253	$282,808	$201,306	$116,580
Accumulated deficit	$(478,766)	$(202,553)	$(134,855)	$(77,837)	$(64,685)
Total stockholders’ equity	$406,274	$370,567	$230,676	$145,382	$93,873

(1) The Company revised certain consolidated balance sheet data as of December 31, 2017 and 2016 to reflect the adoption of ASC 606 “Revenue from Contracts with Customers” effective January 1, 2016. The consolidated balance sheet data as of December 31, 2015 has not been revised.

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

Our lead clinical-stage candidate is mavacamten, a novel, oral, allosteric modulator of cardiac myosin being developed for the treatment of hypertrophic cardiomyopathy (HCM). Mavacamten is intended to reduce cardiac muscle contractility by inhibiting the excessive myosin-actin cross-bridge formation that underlies the excessive contractility, left ventricular hypertrophy and reduced compliance characteristic of HCM. In 2016, mavacamten was granted Orphan Drug Designation by the United States Food and Drug Administration (FDA) for the treatment of symptomatic obstructive HCM.  We are currently conducting a Phase 3 pivotal study of mavacamten, known as EXPLORER-HCM mavacamten in patients with symptomatic obstructive (New York Heart Association or NYHA Class II or III) HCM.  Enrollment in the EXPLORER study completed in August 2019 at clinical sites in the United States, Europe, and Israel. Topline data from the EXPLORER-HCM trial are anticipated in the second quarter of 2020. Pending the outcome of this study, we plan to file a New Drug Application seeking regulatory approval of mavacamten for the treatment of obstructive HCM.

In addition to the EXPLORER-HCM study of mavacamten, the MAVA long-term extension (LTE) study of mavacamten is enrolling patients who have completed our Phase 3 EXPLORER-HCM trial or the Phase 2 MAVERICK-HCM in non-obstructive patients.

MAVERICK-HCM is a Phase 2 clinical study initiated in 2018 for the potential treatment of symptomatic non-obstructive HCM. In November 2019, we reported positive top-line results and established safety and tolerability of mavacamten in non-obstructive HCM over a treatment period of 16 weeks. Meaningful reductions in biomarkers of cardiac stress were observed in patients receiving mavacamten versus those in the placebo cohort and clear signals of clinical benefit were noted in a subgroup with elevated cardiac filling pressures and in a pre-specified group of patients at higher risk for morbidity and mortality. Based on the safety and pharmacologic benefits observed in the MAVERICK-HCM study, we plan to advance mavacamten into additional studies in defined groups of patients with non-obstructive HCM and heart failure with preserved ejection fraction (HFpEF).

In mid-2020, we plan to begin patient enrollment in the VALOR-HCM study to evaluate mavacamten as a therapeutic alternative to septal reduction therapy (SRT) in obstructive HCM patients. SRT is a highly invasive procedure consisting of a surgical or catheter-based therapy that eliminates or reduces the left ventricular outflow tract obstruction.

We are also conducting PIONEER-OLE, an open label extension study of obstructive HCM patients from our Phase 2 PIONEER trial.  Data for twelve patients at 48 weeks of treatment with mavacamten were consistent with prior safety and efficacy observations at the 12, 24, and 36-week readouts. Highlights of the data included continued safety and tolerability and sustained clinical benefits, including reductions in left ventricular outflow tract (LVOT) gradient, improvements in New York Heart Association functional class and improvement of multiple biomarkers toward normal ranges. A reduction in septal wall thickness, a defining characteristic of HCM, as well as an improvement in patient reported quality of life, as measured by the Kansas City Cardiomyopathy Questionnaire were also reported.

Our second clinical-stage candidate is danicamtiv, designed to increase the contractility of the heart (systolic function) with minimal or no effect on myocardial relaxation and compliance (diastolic function) by acting directly on the proteins in the heart muscle responsible for contraction.

We recently announced interim results from a Phase 2a multiple-ascending dose clinical trial of danicamtiv, in patients with stable heart failure. This trial follows the completion of two single-ascending dose Phase 1 studies, in healthy volunteers and in patients with dilated cardiomyopathy, a disease of systolic dysfunction that can result in heart failure. After seven days of treatment with danicamtiv, the average increase in stroke volume, a measure of the amount of blood pumped from the left ventricle, was greater than 10% relative to baseline, on a placebo-adjusted basis. No impact on measures of diastolic function, or the heart’s ability to relax and fill, was observed. We plan to advance danicamtiv to a Phase 2 study in patients with genetic dilated cardiomyopathy (DCM) in the second quarter of 2020.

In August 2019, we commenced dosing healthy volunteers in a Phase 1 trial of small molecule MYK-224 for the treatment of HCM. The randomized, placebo-controlled Phase 1 study is designed to evaluate the safety, tolerability, and pharmacokinetics of MYK-224.  Topline results are expected in the third quarter of 2020.

Financial Overview

We have not generated net income from operations and, as of December 31, 2019, had an accumulated deficit of $478.8 million, primarily as a result of research and development and selling, general and administrative expenses. We have not generated any revenue from product sales since our inception and have funded our operations primarily through the issuance of equity securities and payments from Sanofi pursuant to the Collaboration Agreement that was terminated in December 2018. We expect to incur significant and increasing losses from operations for the foreseeable future, and we can provide no assurance that we will ever generate significant revenue or profits. As of December 31, 2019, we have cash and cash equivalents of $101.4 million, short-term investments of $314.7 million and long-term investments of $14.2 million.  Net proceeds from our equity issuances since inception have totaled $797.6 million.  Funds received from Sanofi in connection with the collaboration agreement have totaled $153.9 million.

On January 3, 2020, we entered into a sales agreement with a sales agent to establish an at-the-market (ATM) offering program, under which we are permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $200 million.

Termination of Sanofi Collaboration

Until December 31, 2018 we had an exclusive License and Collaboration Agreement (Collaboration Agreement) with Aventis Inc., a wholly-owned subsidiary of Sanofi. On December 31, 2018, Sanofi notified us of their intent to terminate our collaboration; specifically, Sanofi elected not to continue with the HCM-1 and danicamtiv programs.  As a result, cost sharing and Sanofi’s reimbursement of our research and development costs for mavacamten and MYK-224 ended in the first half of 2019. At that time Sanofi had continuing rights to royalties in the event of commercialization of the HCM-1 program. In July 2019, we repurchased those rights from Sanofi for $80.0 million.  Neither we nor Sanofi have any material continuing rights or obligations under the Collaboration Agreement.

Components of Operating Results

Collaboration and License Revenue

We have not recorded revenues in the year ended December 31, 2019, and all revenue in the years ended December 31, 2018 and 2017 is derived from the Collaboration Agreement with Sanofi.  The Collaboration Agreement provided for the research, development and potential commercialization of pharmaceutical products for the treatment, prevention and diagnosis of hypertrophic and dilated cardiomyopathy, as well as potential additional indications.  Revenues for the two years ended December 31, 2018 relate to a $45.0 million payment received from Sanofi in January 2017 as a non-refundable continuation payment for such research and development. The $45.0 million was recognized pro-rata over the two-year period ending December 31, 2018 based on a cost-based input method and was recorded proportionally in relation to our research and development effort over those periods.

Operating Expenses

Research and Development Expenses

Research and development expenses consist of salaries and benefits, including stock-based compensation, lab supplies and facility costs, and fees paid to contract manufacturing organizations (CMOs) and clinical research organizations (CROs) to conduct research and development activities on our behalf. Research and development expenses are shown net of amounts that Sanofi agreed to reimburse us under the cost sharing program for research and development activities.  Payments made prior to the receipt of goods or services are capitalized until the goods or services are received.

Research and development expenses incurred in the development and potential commercialization of mavacamten, danicamtiv and other product candidates, are shown net of $18.5 million, $23.1 million and $7.3 million in Sanofi research and development reimbursements during the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	Year Ended December 31,
	2019	2018	2017
Mavacamten	$72,975	$30,012	$19,902
Danicamtiv	23,197	16,583	11,286
Other	49,999	22,179	16,948
Total research and development expenses	$146,171	$68,774	$48,136

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and benefits, including stock-based compensation, professional fees for legal, consulting, audit and tax services, pre-commercial market research, rent, patient advocacy, disease education, strategic communications and other general operating expenses not otherwise classified as research and development expenses.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income earned on our cash and cash equivalents, short-term investments and long-term investments.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the estimates derived from our accounting policies as discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. In addition, refer to the notes to the financial statements contained in this Form 10-K for a complete discussion of our accounting policies.

Clinical Trials Accrued Liabilities

Our clinical trials accrued liabilities are a component of research and development expenses and based on patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with clinical research organizations (“CROs”) that conduct and manage clinical trials on our behalf. We estimate clinical trials accrued liabilities for services for which we have not yet been invoiced or otherwise notified of the actual cost based on the services performed, pursuant to contracts with research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. We estimate these expenses based on discussions with our internal clinical management personnel and CROs as to the progress or stage of completion of trials or services and the contracted fees to be paid for such services. Our assumptions used in developing the estimate include the progress or stage of completion and patient enrollment of the clinical trials.

Stock-Based Compensation Expense

We account for stock-based compensation arrangements with employees in accordance with ASC 718, Stock Compensation. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments including stock options. Our determination of the fair value of stock options on the date of grant utilizes the Black-Scholes option-pricing model for stock options with time-based vesting and is impacted by our common stock price as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include the expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.  Changes in the assumptions underlying the variables can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

Stock-based awards granted include time-based and performance-based stock options. Stock-based compensation expense for performance stock options is based on the probability of achieving certain performance criteria, as defined in the individual option grant agreement. We estimate the number of performance options ultimately expected to vest and recognize stock-based compensation expense for those options expected to vest when it becomes probable that the performance criteria will be met.

Recent Accounting Pronouncements

The information required by this item is included in Note 2, “Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements” included in this Form 10-K.

Results of Operations

This section of this Form 10-K discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018 results of operations. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations during the periods indicated (in thousands):

	Year Ended December 31,			$ Change		% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017	2019 vs 2018	2018 vs 2017
Collaboration and license revenue	$—	$33,558	$11,442	$(33,558)	$22,116	-100%	193%
Operating expenses:
Repurchase of royalty rights	80,000	—	—	80,000	—	*	*
Research and development, net	146,171	68,774	48,136	77,397	20,638	113%	43%
Selling, general and administrative	61,663	38,435	21,973	23,228	16,462	60%	75%
Total operating expenses	287,834	107,209	70,109	180,625	37,100	168%	53%
Loss from operations	(287,834)	(73,651)	(58,667)	(214,183)	(14,984)	291%	26%
Interest and other income, net	11,621	5,953	1,657	5,668	4,296	95%	259%
Net loss	$(276,213)	$(67,698)	$(57,010)	$(208,515)	$(10,688)	308%	19%

* Not meaningful

Collaboration and License Revenue

Collaboration and license revenue was zero and $33.6 million for the years ending December 31, 2019 and 2018, respectively. The prior year’s revenue relates to the amounts recognized from the continuation payment of $45.0 million under the Collaboration Agreement, under which all revenues were recognized as of December 31, 2018.

Repurchase of Royalty Rights

In July 2019, Sanofi’s continuing rights to royalties in the event of commercialization of the HCM-1 programs were terminated when we repurchased those rights for $80.0 million.

Research and Development Expenses

Research and development expenses totaled $146.2 million for the year ended December 31, 2019, an increase of $77.4 million, or 113%, from $68.8 million for the prior year. The increase in research and development expenses was primarily due to the following changes:

•	$29.7 million increase in clinical expenses related to our mavacamten and danicamtiv clinical trials;
•	$15.2 million increase in personnel expenses due to a higher employee headcount;
•	$7.5 million increase in contract research, chemistry and biology expenses on discovery and pre-clinical programs;
•	$6.5 million increase in stock compensation expense;
•	$4.5 million increase in contract manufacturing;

•	$3.9 million increase in other expenses, including toxicology, software, facilities and travel;
•	$3.4 million increase in professional fees;
•	$2.0 million increase in medical affairs expense; and
•	$4.7 million decrease in research and development reimbursements from Sanofi.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $61.7 million for the year ended December 31, 2019, an increase of $23.2 million, or 60%, from $38.4 million for the prior year. The increase in selling, general and administrative expenses was primarily due to the following changes:

•	$7.1 million increase in stock compensation expense;
•	$5.1 million increase in professional fees;
•	$4.9 million increase in personnel expenses due to a higher employee headcount;
•	$3.1 million increase in sponsorship of cardiovascular research and education; and
•	$3.0 million increase in software, facilities and other.

Interest and Other Income, Net

Interest and other income totaled $11.6 million for the year ended December 31, 2019, an increase of $5.7 million, or 95%, from $6.0 million for the prior year. The increase in interest income was primarily due to interest earned on higher invested balances during 2019.

Liquidity and Capital Resources

We consider the following when assessing our liquidity and capital resources (in thousands):

	As of December 31,
	2019	2018
Cash and cash equivalents	$101,436	$246,122
Short-term investments	$314,691	$68,564
Long-term investments	$14,153	$80,148

Since inception, we have funded our operations primarily through the issuance of our equity securities and payments from Sanofi pursuant to the Collaboration Agreement, which was terminated in December 2018. All our investments are in investment-grade securities.

On January 3, 2020, we entered into a sales agreement with a sales agent to establish an at-the-market (ATM) offering program, under which we are permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $200 million. On March 8, 2018, we filed a Registration Statement on Form S-3ASR (2018 Shelf Registration Statement) covering the potential offering, issuance, and sale of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. In March 2019, we completed a follow-on offering under the 2018 Shelf Registration Statement in which we issued 5,663,750 shares of our common stock at a price of $51.00 per share, including 738,750 shares sold directly to the underwriters upon exercise of their option to purchase up to 738,750 shares of our common stock within 30 days of the offering. We received proceeds totaling approximately $271.2 million from the offering, net of underwriting discounts, commissions and offering expenses.

We believe we have sufficient financial resources to meet our business requirements for the 12 months following the date of this Annual Report on Form 10-K.  We expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform, the development and potential commercialization of our product candidates and the discovery, development and potential commercialization of any additional product candidates we may pursue. Furthermore, if our clinical trials for mavacamten are successful, or our other product candidates, including danicamtiv, enter into late-stage clinical trials or more advanced discovery and development stages, we may need to raise additional capital in order to further advance our product candidates towards regulatory approval.

Contractual Obligations and Commitments

Purchase Commitments

We conduct product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, CROs and clinical research sites. We have contractual arrangements with these organizations; however, these contracts are generally cancelable on 30 days’ notice and the obligations under these contracts are largely based on services performed.

Facility Leases

Information regarding our facility leases is contained in Note 6 “Leases” in our consolidated financial statements included in this Form 10-K.

Future annual minimum lease payments due under the new and existing operating leases at December 31 of each year are as follows (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Lease obligations, net	$5,840	$17,218	$18,444	$52,064	$93,566

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash (used in) provided by:
Operating activities	$(241,769)	$(64,815)	$(9,838)
Investing activities	(181,161)	(99,848)	(37,551)
Financing activities	278,295	188,071	136,189
Net (decrease) increase in cash, cash equivalents and restricted cash	$(144,635)	$23,408	$88,800

Cash Used in Operating Activities

Cash used in operating activities was $241.8 million for the year ending December 31, 2019, driven primarily by a net loss of $276.2 million, adjusted for non-cash stock-based compensation of $33.0 million and depreciation of $1.9 million.  Other changes in cash resulted from a decrease in prepayments from Sanofi of $13.0 million, an increase in prepaid expenses and other current assets of $2.6 million, offset by an increase in accrued liabilities of $11.7 million and an increase in accounts payable of $3.1 million.

Cash used in operating activities was $64.8 million for the year ending December 31, 2018, driven primarily by a net loss of $67.7 million, adjusted for non-cash stock-based compensation of $19.3 million and depreciation of $1.6 million.  Other changes in cash resulted from a decrease in deferred revenue of $33.6 million, a decrease in prepaid expenses and other current assets of $2.9 million, offset by increases in prepayments from Sanofi of $8.5 million and increases in accrued liabilities of $9.1 million.

Cash used in operating activities was $9.8 million for the year ended December 31, 2017, driven primarily by a net loss of $57.0 million, as adjusted for the implementation of ASC 606, “Revenues from Contracts with Customers”, adjusted for non-cash stock-based compensation of $6.1 million and depreciation of $1.3 million.  Other changes in cash resulted from a decrease of receivables from Sanofi of $44.0 million, prepayment of $4.4 million from Sanofi towards registration program costs under the HCM-1 reimbursement program and an increase in accrued liabilities of $3.0 million, offset by a decrease in deferred revenue of $11.4 million related to the $25.0 million continuation payment under the Sanofi Collaboration Agreement.

Cash Used in Investing Activities

Cash used in investing activities totaled $188.1 million for the year ending December 31, 2019 and consisted of purchases of investments of $259.9 million and purchases of lab and office equipment of $3.3 million, offset by $4.0 million and $78.0 million in sales and maturities of investments, respectively.

Cash used in investing activities totaled $99.8 million for the year ending December 31, 2018 and consisted of purchases of investments of $132.5 million and purchases of lab and office equipment of $3.4 million, offset by $8.0 million and $28.0 million in sales and maturities of investments, respectively.

Cash used in investing activities was $37.6 million for the year ended December 31, 2017 and consisted of purchases of investments of $44.0 million and purchases of lab and office equipment of $1.5 million, offset by sales and maturities of investments of $8.0 million.

Cash Provided by Financing Activities

Cash provided by financing activities in the year ended December 31, 2019 totaled $278.3 million and was provided by $271.2 million in proceeds from public offering of our common stock during the year, net of issuance costs, and $7.1 million in proceeds from the exercise of stock options and purchases under the employee stock purchase plan.

Cash provided by financing activities in the year ended December 31, 2018 totaled $188.1 million and was provided by $181.9 million in proceeds from public offering of our common stock during the year, net of issuance costs, and $6.2 million in proceeds from the exercise of stock options and purchases under the employee stock purchase plan.

Cash provided by financing activities in the year ended December 31, 2017 was $136.2 million consisting of net proceeds of $133.9 million received from the public offering of our common stock in August 2017 and $2.4 million in proceeds from the exercise of stock options and purchases under the employee stock purchase plan.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC. See Note 7 “Commitments and Contingencies”, in our consolidated financial statements appearing in this Form 10-K regarding our guarantees and indemnifications.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2019, we had cash, cash equivalents and short-term and long-term investments of $430.3 million, consisting of interest-bearing money market accounts and money market funds, which would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities of our cash and cash equivalents and the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash, cash equivalents or investments.

We are also exposed to foreign currency exchange rate risk inherent in our contracts with research institutions and certain contract research organizations, as certain services are performed by them outside the United States. We make payments in Euros and Australian dollars to international vendors. A significant movement in the Euro or Australian dollar may have a material impact on our financial position in the future.

We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report on Form 10-K on pages F-1 through F-25.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial and accounting officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control “Internal Control - Integrated Framework” (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in its report which is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2019, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

(b) Exhibits.  See Item 15(b) below for a complete list of Exhibits to this report.

EXHIBIT INDEX

Exhibit			Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-37609	3.1	November 18, 2015

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-207151	3.4	October 13, 2015

4.1	Specimen Common Stock Certificate	S-1/A	333-207151	4.1	October 19, 2015

4.2	Description of Securities	—	—	—	Filed herewith

10.1#	2012 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-207151	10.1	September 28, 2015

10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-207151	10.2	October 19, 2015

10.3#	Employment Offer Letter Agreement, by and between the Registrant and Robert S. McDowell, Ph.D., dated June 8, 2012	S-1	333-207151	10.3	September 28, 2015

10.4#	Employment Offer Letter Agreement, by and between the Registrant and T. Anastasios Gianakakos, dated September 19, 2013	S-1	333-207151	10.4	September 28, 2015

10.5#	Employment Offer Letter Agreement, by and between the Registrant and Jacob Bauer, dated July 2, 2014	S-1	333-207151	10.5	September 28, 2015

10.6#	Employment Offer Letter Agreement, by and between the Registrant and William Fairey, dated January 5, 2019	10-K	001-37609	10.6	February 28, 2019

10.7	Lease Agreement, by and between the Registrant and HCP LS Redwood City, LLC, dated September 15, 2014	S-1	333-207151	10.9	September 28, 2015

10.8#	Form of Indemnification Agreement, by and between the Registrant and each of its directors and officers	S-1/A	333-207151	10.11	October 13, 2015

10.9#	2015 Employee Stock Purchase Plan	S-1/A	333-207151	10.14	October 19, 2015

10.10#	Change in Control and Severance Policy	10-K	001-37609	10.12	February 28, 2019

10.11#	Amended and Restated Non-Employee Director Compensation Policy	10-K	001-37609	10.13	February 28, 2019

10.12#	Senior Executive Cash Incentive Bonus Plan	8-K	001-37609	10.1	February 5, 2016

10.13#	Employment Offer Letter Agreement by and between the Registrant and Cynthia Ladd, dated December 4, 2017.	10-K	001-37609	10.17	March 8, 2018

10.16#	Employment Offer Letter Agreement by and between the Registrant and Taylor Harris, dated March 26, 2018.	8-K	001-37609	10.1	April 4, 2018

Exhibit			Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.17	Lease by and between the Registrant and HCP LS Brisbane, LLC dated September 13, 2018.	10-Q	001-37609	10.1	November 8, 2018

10.18	Lease by and between the Registrant and Kashiwa Fudosan America, Inc. dated October 22, 2018.	10-K	001-37609	10.22	February 28, 2019

10.19†	Termination Agreement, by and between the Registrant and Aventis, Inc. dated July 17, 2019.	10-Q	001-37609	10.1	November 4, 2019

10.20#	Transition Agreement, by and between the Registrant and June Lee dated October 4, 2019.	10-Q	001-37609	10.2	November 4, 2019

10.21	Common Stock Sales Agreement, by and between the Registrant and Cowen and Company, LLC dated January 3, 2020.	8-K	001-37609	1.1	January 3, 2020

21.1	List of Subsidiaries	—	—	—	Filed herewith

23.1	Consent of independent registered public accounting firm	—	—	—	Filed herewith

24.1	Power of attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer of the Registrant, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification by the Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).	—	—	—	Filed herewith

32.2	Certification by the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	—	—	—	Filed herewith

†	Portions of this exhibit have been omitted as confidential information.
#	Represents management compensation plan, contract or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

MYOKARDIA, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MyoKardia, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MyoKardia, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Clinical trials accrued liabilities

As described in Notes 2 and 5 to the consolidated financial statements, the Company recorded $11.5 million in clinical trials accrued liabilities as of December 31, 2019. The Company’s clinical trials accrued liabilities are a component of research and development expenses and based on patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with clinical research organizations (“CROs”) that conduct and manage clinical trials on the Company’s behalf. Management estimates clinical trials accrued liabilities for services the Company has not yet been invoiced or otherwise notified of the actual cost based on the services performed, pursuant to contracts with research institutions and CROs that conduct and manage preclinical studies and clinical trials on its behalf. Management estimates these expenses based on discussions with the Company’s internal clinical management personnel and CROs as to the progress or stage of completion of trials or services and the contracted fees to be paid for such services. Assumptions used by management in developing the estimate include the progress or stage of completion and patient enrollment of the clinical trials.

The principal considerations for our determination that performing procedures relating to clinical trials accrued liabilities is a critical audit matter are there was significant judgment by management in estimating the clinical trials expenses incurred to date for services which the Company has not yet been invoiced or otherwise notified of actual cost, which are based on progress or stage of completion patient enrollment of the clinical trials. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to expense estimates made by management to establish clinical trials accrued liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the clinical trials accrued liabilities, including the review and approval of assumptions used to estimate clinical trials accruals, such as, progress or stage of completion and patient enrollment of the clinical trials. These procedures also included, among others, (1) testing management’s process for estimating clinical trials accrued liabilities, (2) evaluating the appropriateness of the approach used by management to develop the estimate, (3) evaluating the reasonableness of significant assumptions, including the progress or stage of completion and patient enrollment of the clinical trials, (4) testing the completeness and accuracy of the data inputs to the approach, (5) confirming clinical costs and contracted fees with the CROs on a test basis, and (6) examining CRO contracts on a test basis to evaluate the completeness of costs considered in the estimate.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 27, 2020

We have served as the Company’s auditor since 2014.

MYOKARDIA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$101,436	$246,122
Short-term investments	314,691	68,564
Prepaid expenses and other current assets	7,709	4,760
Total current assets	423,836	319,446
Property and equipment, net	15,743	5,138
Operating lease right-of-use assets	417	—
Long-term investments	14,153	80,148
Restricted cash and other	1,945	2,521
Total assets	$456,094	$407,253
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,237	$2,946
Accrued liabilities	41,292	20,758
Prepayment from collaboration partner	—	12,973
Operating lease liabilities - current	383	—
Total current liabilities	47,912	36,677
Other long-term liabilities	1,908	9
Total liabilities	49,820	36,686
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at December 31, 2019 and 2018; 46,379,073 and 40,288,949 shares issued and outstanding at December 31, 2019 and 2018, respectively	5	4
Additional paid-in capital	884,486	573,183
Accumulated other comprehensive income (loss)	549	(67)
Accumulated deficit	(478,766)	(202,553)
Total stockholders’ equity	406,274	370,567
Total liabilities and stockholders’ equity	$456,094	$407,253

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Collaboration and license revenue	$—	$33,558	$11,442
Operating expenses:
Repurchase of royalty rights	80,000	—	—
Research and development	146,171	68,774	48,136
Selling, general and administrative	61,663	38,435	21,973
Total operating expenses	287,834	107,209	70,109
Loss from operations	(287,834)	(73,651)	(58,667)
Interest and other income, net	11,621	5,953	1,657
Net loss	(276,213)	(67,698)	(57,010)
Other comprehensive income (loss)	616	125	(200)
Comprehensive loss	$(275,597)	$(67,573)	$(57,210)
Net loss per share, basic and diluted	$(6.17)	$(1.76)	$(1.74)
Weighted average number of shares used to compute net loss per share, basic and diluted	44,765,496	38,386,906	32,832,514

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

			Additional	Accumulated other		Total
	Common Stock		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	income/ (loss)	Deficit	Equity
BALANCE—December 31, 2016	31,428,998	$3	$223,208	$8	$(77,837)	$145,382
Issuance of common stock in connection with the 2017 follow-on offering, net of issuance costs of $9,025	4,025,000	1	133,861	—	—	133,862
Issuance of common stock under equity incentive and employee stock purchase plans	400,754	—	2,365	—	—	2,365
Repurchase of early exercised stock options	(41,961)	—	(45)	—	—	(45)
Vesting of early exercised stock options and restricted stock	—	—	184	—	—	184
Stock-based compensation	—	—	6,138	—	—	6,138
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	8	—	(8)	—
Unrealized losses	—	—	—	(200)	—	(200)
Net loss	—	—	—	—	(57,010)	(57,010)
BALANCE—December 31, 2017	35,812,791	$4	$365,719	$(192)	$(134,855)	$230,676
Issuance of common stock in connection with the 2018 follow-on offering, net of issuance costs of $12,233	3,961,147	—	181,863	—	—	181,863
Issuance of common stock under equity incentive and employee stock purchase plans	516,008	—	6,208	—	—	6,208
Repurchase of early exercised stock options	(997)	—	(1)	—	—	(1)
Vesting of early exercised stock options and restricted stock	—	—	53	—	—	53
Stock-based compensation	—	—	19,341	—	—	19,341
Unrealized gains	—	—	—	125	—	125
Net loss	—	—	—	—	(67,698)	(67,698)
BALANCE—December 31, 2018	40,288,949	4	573,183	(67)	(202,553)	370,567
Issuance of common stock in connection with the 2019 follow-on offering, net of issuance costs of $17,638	5,663,750	1	271,223	—	—	271,224
Issuance of common stock under equity incentive and employee stock purchase plans	426,374	—	7,071	—	—	7,071
Vesting of early exercised stock options and restricted stock	—	—	15	—	—	15
Stock-based compensation	—	—	32,994	—	—	32,994
Unrealized gains	—	—	—	616	—	616
Net loss	—	—	—	—	(276,213)	(276,213)
BALANCE—December 31, 2019	46,379,073	$5	$884,486	$549	$(478,766)	$406,274

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities:
Net loss	$(276,213)	$(67,698)	$(57,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	32,994	19,341	6,138
Depreciation	1,948	1,567	1,294
Amortization of discount on investments	(1,619)	(279)	85
Loss on disposal of equipment	—	—	4
Change in operating assets and liabilities:
Receivable from collaboration partner	—	1,013	43,987
Prepaid expenses and other current assets	(2,612)	(2,884)	(482)
Operating lease right-of-use assets	2,618	—	—
Other long-term assets	290	(296)	(59)
Accounts payable	3,064	671	367
Accrued liabilities	11,665	8,945	2,968
Prepayment from collaboration partner	(12,973)	8,541	4,432
Operating lease liabilities	(2,838)	—	—
Other long-term liabilities	1,907	(178)	(120)
Deferred revenue	—	(33,558)	(11,442)
Net cash used in operating activities	(241,769)	(64,815)	(9,838)
Cash flow from investing activities:
Purchases of investments	(259,897)	(132,475)	(44,044)
Sales of investments	4,000	8,000	4,000
Maturities of investments	78,000	28,000	4,000
Purchases of property and equipment	(3,264)	(3,373)	(1,517)
Proceeds from sale of equipment	—	—	10
Net cash used in investing activities	(181,161)	(99,848)	(37,551)
Cash flow from financing activities:
Proceeds from issuance of common stock in follow-on offerings, net of issuance and financing costs	271,224	181,863	133,862
Proceeds from exercise of stock options and employee stock purchase plan	7,071	6,208	2,365
Payments of prior period offering costs	—	—	(38)
Net cash provided by financing activities	278,295	188,071	136,189
Net (decrease) increase in cash, cash equivalents and restricted cash	(144,635)	23,408	88,800
Cash, cash equivalents and restricted cash, beginning of period	248,265	224,857	136,057
Cash, cash equivalents and restricted cash, end of period	$103,630	$248,265	$224,857
Non-cash investing and financing activities:
Vesting of early exercised options and restricted stock	$15	$53	$184
Unpaid portion of property and equipment purchases included in period-end accounts payable and accrued liabilities	$9,756	$468	$283

The accompanying notes are an integral part of these Consolidated Financial Statements

MYOKARDIA, INC.

Notes to Consolidated Financial Statements

1. Organization

MyoKardia, Inc. (the Company) is a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. The Company’s initial focus is on the treatment of cardiomyopathies, a group of diseases of the heart muscle. MyoKardia’s pipeline includes mavacamten and MYK-224, which are being studied for the treatment of hypertrophic cardiomyopathy, LUS-1, being studied for the treatment of diseases of diastolic dysfunction and danicamtiv (formerly MYK-491) and ACT-1, being studied for the treatment of diseases of systolic dysfunction.

MyoKardia’s most advanced programs are: mavacamten, which is in four clinical trials including a Phase 3 study in patients with hypertrophic cardiomyopathy (HCM); danicamtiv, which recently completed a Phase 2a multiple-ascending dose study in patients with stable systolic heart failure and is being advanced to a Phase 2 study in patients with genetic dilated cardiomyopathy; and MYK-224, which is in a Phase 1 randomized, placebo-controlled study in healthy volunteers.

The Company was incorporated on June 8, 2012 in Delaware. As of December 31, 2019, its corporate headquarters and operations were located in South San Francisco, California and as of the date of this filing its corporate headquarters and operations are located in Brisbane, California.

Liquidity

The Company has incurred significant operating losses since inception and has an accumulated deficit of $478.8 million as of December 31, 2019. The Company has relied on its ability to fund its operations through private and public equity financings and to a lesser extent, through a license and collaboration arrangement with a collaboration partner, Sanofi S.A. (Sanofi) via its subsidiary, Aventis, Inc. As discussed further in Note 3, the collaboration agreement ended on December 31, 2018 and the Company had no revenues relating to its Sanofi collaboration in 2019, nor has it received reimbursements of research and development expenses after June 30, 2019. The Company has not yet received regulatory approval to commercialize or sell any product and does not have customers. Management expects operating losses and negative operating cash flows to continue for the foreseeable future. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval, and commercialization of the Company’s products and product candidates and the achievement of a level of revenues adequate to support its cost structure. The Company’s ultimate success depends on the outcome of its research and development activities and anticipates the need to raise additional capital to fully implement its business plan.  The Company intends to raise such capital through the issuance of additional equity, debt and/or strategic alliances with partner companies. There is no assurance that such financing will be available or that such strategic alliances will be executed, on terms acceptable to the Company, or at all.

As of December 31, 2019, the Company had $430.3 million of cash, cash equivalents and short and long-term investments, which management believes will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for the twelve months following the date of issuance of these financial statements. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements of the Company include the Company’s accounts and have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and include the Company’s accounts and those of its wholly-owned subsidiaries MyoKardia Australia Pty Ltd and MyoKardia Netherlands B.V. The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts, transactions and balances have been eliminated during consolidation. The functional and reporting currency of the Company and its subsidiaries is the United States Dollar.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trials accrued liabilities, income tax valuation allowance and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing therapeutics. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating and evaluating financial performance. All revenues have been earned in the United States of America and all long-lived assets are maintained in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase. At December 31, 2019 and 2018, the Company’s cash and cash equivalents were comprised of funds held in checking accounts, interest-bearing money market accounts, money market funds and commercial paper.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash as Reported in Consolidated Statements of Cash Flows

Cash as reported in the consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents and restricted cash as presented on the consolidated balance sheets. Restricted cash at December 31, 2019 and 2018 represents cash balances held as security in connection with the Company’s facility lease agreements. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the total shown in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2019	2018
Cash and cash equivalents	$101,436	$246,122
Restricted cash included in prepaid expenses and other current assets	337	—
Restricted cash included in restricted cash and other	1,857	2,143
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$103,630	$248,265

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. All of the Company’s cash and cash equivalents are held at financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company invests in a variety of financial instruments, such as, but not limited to, corporate debt and United States Treasury and Government agency securities, and by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any credit losses on its investments.

Revenue Recognition

The Company did not recognize revenues during the year ended December 31, 2019.  As discussed in Note 3, in the years ended December 31, 2018 and 2017 the Company generated revenue from its collaboration and license agreement with its former collaboration partner, Sanofi.  The collaboration and license agreement included non-refundable upfront license fees, reimbursement of research and development costs and contingent consideration payments based on the achievement of defined collaboration objectives. To date, the Company has not recognized revenue from sales of its product candidates.

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the full retrospective transition method.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, certain collaboration arrangements and financial instruments.  Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Research and Development Expenses

Research and development costs are expensed as incurred and consist of salaries and benefits, lab supplies and facility costs, and fees paid to others that conduct certain research and development activities on the Company’s behalf. Under the terms of the Company’s collaboration agreement with Sanofi, which terminated effective December 31, 2018, and as discussed in Note 3, the Company and Sanofi shared qualified research and development expenses that were jointly incurred to develop certain of the Company’s product candidates.  Qualified costs consisted of internal and external research and development expenses including employee costs and direct out-of-pocket costs that were specifically identifiable or reasonably and directly related to the development of these candidates.  Examples of qualified costs included those incurred for clinical trials, preparation for regulatory approval, manufacture or purchase of product for use in trials.

Clinical Trials Accrued Liabilities

The Company’s clinical trials accrued liabilities are a component of research and development expenses and based on patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with clinical research organizations (CROs) that conduct and manage clinical trials on the Company’s behalf. Management estimates clinical trials accrued liabilities for services the Company has not yet been invoiced or otherwise notified of the actual cost based on the services performed, pursuant to contracts with research institutions and CROs that conduct and manage preclinical studies and clinical trials on its behalf. Management estimates these expenses based on discussions with the Company’s internal clinical management personnel and CROs as to the progress or stage of completion of trials or services and the contracted fees to be paid for such services. Assumptions used by management in developing the estimate include the progress or stage of completion and patient enrollment of the clinical trials.

Recently Adopted Accounting Pronouncements – Leases

   Effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (ASC 842), which requires lessees to recognize a right-of-use asset (ROU) and a lease liability on the balance sheet for all leases except for short-term leases with a lease term of twelve months or less. For lessees, leases continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the prior model but updated to align with certain changes to the lessee model. Lessors continue to classify leases as operating, direct financing or sales-type leases. The Company elected to adopt ASC 842 under the transition method that allows for the application of the new guidance at the beginning of the adoption period without recasting comparative periods. The Company also elected transition practical expedients to the implementation of the lease standard, as follows:  (1) the Company did not reassess whether any expired or existing contracts, which had commenced before January 1, 2019, the date of adoption, are or contain leases  (2) the Company did not reassess the lease classification for any expired or existing leases and (3) the Company did not reassess the initial direct costs for any existing leases.

All of the Company’s leases are operating leases for property, which historically have been accounted for as operating leases, and under ASC 842 were also determined to be operating leases. The Company also reviewed its open contracts as of the date of adoption and determined that none had terms and conditions that would represent ROU assets or liabilities that would be considered embedded leases.

Upon adoption, the Company recognized ROU assets and related lease liabilities totaling $2.1 million, representing the present value of future lease payments of each lease utilizing the Company’s incremental borrowing rate (IBR), which is the estimated borrowing rate of a collateralized loan over the remaining term of the lease. A deferred rent amount of $0.2 million as of December 31, 2018 was also reclassified to the ROU assets, reducing the carrying value to $1.9 million.

Recently Adopted Accounting Pronouncements – Other

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company adopted this amendment in December 2019 and the adoption did not have a material impact to the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07 (Topic 718), Compensation – Stock Compensation (ASU 2018-07). The update represents an expansion of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The Company adopted ASU 2018-17 in the first quarter of 2019 and the adoption of this standard did not have a material impact to the Company’s financial statements.

In February 2018, the FASB issued ASU No. 2018-05 (Topic 740) Income Taxes, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  The update provides guidance that gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income (OCI) that the FASB refers to as having been stranded in accumulated OCI as a result of tax reform. Entities can early adopt the guidance in any interim or annual period for which financial statements have not yet been issued and apply it either (1) in the period of adoption or (2) retrospectively to each period in which the income tax effects of the Tax Cuts and Jobs Act related to items in accumulated OCI are recognized.  The Company adopted ASU 2018-05 in the first quarter of 2019 utilizing the modified retrospective transition method. The adoption of this standard did not have a material impact to the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2018, the FASB issued ASU 2018-18 (Topic 808), Clarifying the Interaction Between Topic 808 and Topic 606, which provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. It accomplishes this by allowing organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition standard.  For public companies, the amendments in ASU 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated this amendment and it is not expected to have a material impact to the Company’s financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments –Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. For available-for-sale debt securities, expected credit losses should be estimated when the fair value of the debt securities is below their associated amortized costs. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted. The modified retrospective approach should be applied upon adoption of this new guidance. The Company has evaluated this amendment and it is not expected to have a material impact to the Company’s financial statements.

3. Collaboration and License Revenue

The Company has not recorded revenues in the year ended December 31, 2019, and all revenues in the years ended December 31, 2018 and 2017, respectively, relate to an exclusive License and Collaboration Agreement (Collaboration Agreement) with Aventis Inc., a wholly-owned subsidiary of Sanofi.  The Collaboration Agreement provided for the research, development and potential commercialization of pharmaceutical products for the treatment, prevention and diagnosis of hypertrophic and dilated cardiomyopathy, as well as potential additional indications.  Revenues for the two years ended December 31, 2018 and 2017, respectively, relate to a $45.0 million payment received from Sanofi in January 2017 as a non-refundable continuation payment for such research and development. The $45.0 million was recognized pro-rata over the two-year period ending December 31, 2018 based on a cost-based input method and was recorded proportionally in relation to the Company’s research and development effort over those periods.

The Collaboration Agreement provided for a termination clause whereby on or before December 31, 2018, Sanofi was required to notify the Company of its intent to continue the collaboration and on December 31, 2018 Sanofi notified the Company it was not continuing the collaboration; however, certain royalty rights remained with Sanofi. In July 2019, the Company and Sanofi entered into a Termination Agreement and the Company reacquired these U.S. royalty rights for $80.0 million, of which $50.0 million was paid immediately and $30.0 million was deposited into escrow to be paid to Sanofi by June 30, 2020 without conditions.  The Company also paid $4.3 million to Sanofi for certain of its assets related to the danicamtiv program. Neither the Company nor Sanofi have further obligations under the Collaboration Agreement that would prevent the payment of the escrowed amount. As a result of the Termination Agreement, there are no further rights or obligations between the parties.

Revenue Recognition in 2018 and 2017

The Company implemented ASC 606 using the full retrospective transition method effective January 1, 2018 and revised its revenue for the years ended December 31, 2016 and 2017 accordingly. The Company evaluated the Collaboration Agreement under ASC 606 and determined that it had the following performance obligations to Sanofi:

1. the licenses of intellectual property for each of the HCM-1, HCM-2 and DCM-1 compound development programs, and

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

In December 2016, Sanofi elected to continue the Collaboration Agreement for an extended term ending December 31, 2018 and made a $45.0 million continuation payment to the Company in January 2017. The Company determined that the extended term was to be treated as a separate contract because such an extension was not probable at the inception of the contract, the extension represented additional goods and services, and such activities were priced commensurate to the effort required and did not involve any significant discount. It was also concluded that the extended term provided the Company with enforceable rights and obligations for the two-year period ended December 31, 2018. Because Sanofi retained the option in the Collaboration Agreement to extend the arrangement, neither party was committed to perform and the contract did not have enforceable rights and obligations beyond December 31, 2018.

Transaction Price

The Company’s assessment of the transaction price included an analysis of amounts to which it was expected to be entitled for providing goods or services to the customer.  The extended term (from January 1, 2017 to December 31, 2018) had a fixed fee of $45.0 million, paid by Sanofi contemporaneously with the notice of continuation of the contract.  The Company therefore determined that the transaction price for this extended term was $45.0 million and this amount was recognized over the periods ending December 31, 2018 and 2017, respectively.

As noted above, the Collaboration Agreement included up to $45.0 million in funding from Sanofi of approved in-kind research and clinical activities. Sanofi was the decision maker on how to provide these services and such services were used in the development of joint program technology which is co-owned by both parties. As such the Company concluded that these in-kind contributions did not constitute consideration paid by Sanofi to the Company.

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

For the years ended December 31, 2019, 2018 and 2017, the Company recognized zero, $33.6 million and, $11.4 million of collaboration and license revenue, respectively. The Company will not recognize any further revenue from the Collaboration Agreement.

There were no contract assets or liabilities during the year ended December 31, 2019. The following table presents changes in the Company’s contract assets and liabilities, which excludes research and development reimbursements under the cost sharing plan further discussed below, for the year ended December 31, 2018 (in thousands):

	Year Ended December 31, 2018
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities:
Deferred revenue	$33,558	$—	$(33,558)	$—

Cost Sharing

During the years ended December 31, 2019, 2018 and 2017, the Company received research and development cost reimbursements from Sanofi under the terms of the Collaboration Agreement.

Since the inception of the Collaboration Agreement and up until December 31, 2018, Sanofi had been conditionally responsible for reimbursing the Company for:

(i)	one half or more of the registration program plan (RPP) costs after clinical proof-of-concept had been established for the lead compound under each of the HCM-1 and HCM-2 programs; and

(ii)

if the Company had initiated a clinical trial of a compound under a proof-of-concept development plan and not terminated its development thereof and if an additional compound had been identified as a development candidate for the same program, the Company was entitled to full reimbursement of pre-proof-of-concept (pre-POC)

(iii)	research and development costs on development candidates mutually identified as such additional compounds, with the objective of conducting IND-enabling studies and clinical trials on such candidate.

Effective October 2017, and through June 30, 2019, Sanofi shared RPP costs for the mavacamten program pursuant to the Collaboration Agreement termination terms. Registration program costs approved by the Company and Sanofi included amounts incurred relating to clinical trials, development and manufacturing of, and obtaining regulatory approvals for mavacamten, and included direct employee costs and direct out-of-pocket costs incurred, by or on behalf of a party, specifically identifiable or reasonably and directly allocable to those activities.

Pursuant to the additional compounds provisions of the Collaboration Agreement, in August 2018 Sanofi agreed to reimburse the Company for eligible costs it incurred in the development of the MYK-224 compound, which had been identified as an additional compound under the HCM-1 program. Eligible costs were subject to review and approval under the same procedures as under the RPP program; reimbursable costs consisted of research and development activities agreed to by the Company and Sanofi that were negotiated and budgeted prior to the application for reimbursement. Reimbursements for this compound continued through March 31, 2019, in accordance to the Collaboration Agreement termination terms.

Estimated reimbursements were invoiced to Sanofi before each interim period based on budgeted amounts. For the RPP program, these estimates consisted of one half of the Company’s mavacamten development budget in excess of Sanofi’s mavacamten development budget each interim period and the entire MYK-224 budget which was reimbursable in full. Actual amounts received from Sanofi were applied to the applicable interim period to reduce the Company’s research and development expenses.

Due to the termination of the license agreement effective December 31, 2018, the Company has not received reimbursements for the MYK-224 compound for any periods subsequent to April 1, 2019 and for the mavacamten compound subsequent to July 1, 2019.

The Company recorded $18.5 million, $23.1 million and $7.3 million as reductions to research and development expenses for the years ended December 31, 2019, 2018 and 2017, respectively. The following table presents the Sanofi prepayments and reimbursed research and development expenses for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$12,973	$4,432	$—
Additions for advance billings	—	—	1,013
Payments received from Sanofi	5,521	31,659	10,697
Actual expenses incurred	(18,494)	(23,118)	(7,278)
Balance at end of year	$—	$12,973	$4,432

4. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities, including short-term and long-term investments, and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). The carrying amount of the Company’s financial instruments, including accounts payable and accrued liabilities and other current liabilities approximate fair value due to their short-term maturities.

Marketable securities are stated at their estimated fair values. The counterparties to the agreements relating to the Company’s investment securities consist of the U.S. Treasury, governmental agencies, various major corporations and financial institutions with high credit standing. The carrying amounts for financial instruments consisting of cash and cash equivalents, receivable from collaboration partner, accounts payable and accrued liabilities approximate fair value due to their short maturities.

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

All investments have been classified as “available-for-sale” and are carried at fair value based upon quoted market prices or pricing models for similar securities at period end. Generally, those investments with contractual maturities greater than 12 months are considered long-term investments.  Unrealized gains and losses, deemed temporary in nature, are reported as a component of accumulated other comprehensive loss, net of tax, on the consolidated balance sheets.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$100,441	$100,441	$—	$—
U.S. government agency obligations	134,055	—	134,055	—
Corporate securities	194,789	—	194,789	—
Total	$429,285	$100,441	$328,844	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$245,194	$245,194	$—	$—
U.S. government agency obligations	85,033	—	85,033	—
Corporate securities	63,679	—	63,679	—
Total	$393,906	$245,194	$148,712	$—

The following table is a summary of amortized cost, unrealized gain and loss, and fair value (in thousands) of the Company’s marketable securities by contractual maturities:

	Fair Value Measurements at December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$100,440	$1	$—	$100,441
Short-term investments (due within one year)	314,181	523	(13)	314,691
Long-term investments (due between one and two years)	14,110	47	(4)	14,153
Total	$428,731	$571	$(17)	$429,285

	Fair Value Measurements at December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$245,194	$—	$—	$245,194
Short-term investments (due within one year)	68,656	—	(92)	68,564
Long-term investments (due between one and two years)	80,118	98	(68)	80,148
Total	$393,968	$98	$(160)	$393,906

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2019 and 2018. There were no material realized gains or losses on available-for- sale securities during the periods presented.

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

Property and equipment consists of the following (in thousands):

	December 31,
	2019	2018
Scientific equipment	$10,642	$9,126
Furniture and equipment	2,572	1,248
Capitalized software	389	302
Leasehold improvements	509	451
Construction in progress	9,568	—
Total	23,680	11,127
Less: Accumulated depreciation	(7,937)	(5,989)
Property and equipment, net	$15,743	$5,138

Depreciation expense was $1.9 million, $1.6 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Construction in progress consists of leasehold improvements made to the Company’s Brisbane, California facility in preparation for occupancy in January 2020.

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment charge would be recorded when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2019, there have been no such impairment charges.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Clinical trials accrued liabilities	$11,494	$6,272
Outside services	6,592	4,631
Payroll-related liabilities	11,724	8,151
Construction in progress	9,139	—
Other	2,343	1,704
Total accrued liabilities	$41,292	$20,758

Construction in progress consists of leasehold improvements made to the Company’s Brisbane, California facility in preparation for occupancy in January 2020.

6. Leases

The Company determines if an arrangement is or contains a lease at inception. Operating lease right-of-use (ROU) assets and liabilities are presented separately on our consolidated balance sheets. The Company does not have any finance leases.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term beginning at the commencement date. As the Company’s leases do not provide enough information to determine an implicit interest rate, the Company determines its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. The operating lease ROU assets also include any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

As of December 31, 2019, the Company has operating leases for approximately 56,500 square feet of office and lab space in two separate facilities in South San Francisco, California (the “Existing Facilities”).  All of the lease agreements associated with the Existing Facilities expire on or before April 30, 2020 and there are no options to extend the leases. The Company does not plan to cancel the existing lease agreements for its Existing Facilities prior to their respective expiration dates.

Information related to operating leases as of December 31, 2019 and upon adoption of ASC 842 on January 1, 2019 is as follows (in thousands, except for percentages and years):

	December 31, 2019	January 1, 2019
Assets
Operating lease right-of-use assets	$417	$1,940

Liabilities
Operating lease liabilities - current	$383	$2,126

Weighted average remaining lease term (years)	0.3	1.0
Weighted average discount rate	6%	6%

Information related to operating lease activity during the year ended December 31, 2019 follows (in thousands):

Year Ended
December 31, 2019
Operating lease right-of-use assets obtained in exchange for lease obligations	$1,095

Operating lease rental expense	$2,760

Operating lease payments	$3,007

Future annual payments of operating lease liabilities as of December 31, 2019 are as follows (in thousands):

Year ending December 31:	Amount
2020	387
Total future lease payments	387
Less: imputed interest	(4)
Total operating lease liabilities	$383

In September 2018, the Company entered into a noncancelable operating lease (the “Lease”) for approximately 129,800 square feet of space in Brisbane, California (the “New Facility”). As of December 31, 2019, the Company has capitalized $9.1 million of tenant improvements as construction in progress within property and equipment. The lease commencement date was in January 2020 and the Company will record the ROU asset and lease liability on its balance sheet in accordance with ASC 842 in the first quarter of 2020. The Company will also reclass the amount included as tenant improvement within property and equipment on the December 31, 2019 balance sheet to leasehold improvements within property and equipment and amortize it over the lease term of 10 years. The Lease grants the Company an option to extend the Lease for an additional 10-year period. As of December 31, 2019, future minimum rental payments under the Lease during the 10-year term are $93.2 million in the aggregate. The Lease further provides that the Company is obligated to pay to the landlord certain costs, including taxes and operating expenses.

In September 2018, the Company provided a standby letter of credit of $1.9 million as security for its obligations under the Lease. This standby letter of credit is classified on the balance sheet as restricted cash and other.

Future annual minimum operating lease payments due under the Lease are as follows (in thousands):

Year ending December 31:	Amount
2020	5,454
2021	8,461
2022	8,757
2023	9,063
2024	9,381
Thereafter	52,063
Total	$93,179

The adoption of ASC 842 did not materially affect the amount or timing of operating lease rent expense to be recognized during the year ended December 31, 2019 as compared to accounting under the prior guidance. Operating lease rent expense for the year ended December 31, 2019, 2018 and 2017 was $2.8 million, $2.1 million and $1.4 million, respectively, which is included in operating expenses on the Company’s consolidated statements of operations and comprehensive loss. The operating leases require the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

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

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such a liability when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of December 31, 2019 and 2018.

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

8. Stockholders’ Equity

On March 8, 2018, the Company filed a Registration Statement on Form S-3ASR (the “2018 Shelf Registration Statement”) covering the potential offering, issuance, and sale of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. In March 2019, the Company completed a follow-on offering under the 2018 Shelf Registration Statement in which the Company issued 5,663,750 shares of common stock at a price of $51.00 per share, including 738,750 shares sold directly to the underwriters upon exercise of their option to purchase up to 738,750 shares of the Company’s common stock within 30 days of the offering. During the year ended December 31, 2019, the Company received proceeds totaling approximately $271.2 million from the offering, net of underwriting discounts and commissions and offering expenses.

Common Stock Reserved for Issuance

The Company has reserved shares of common stock, on an as-if-converted basis, for issuance as follows:

	December 31, 2019	December 31, 2018
Options and awards issued and outstanding	5,315,254	3,864,407
Shares available for issuance under 2015 Stock Option and Incentive Plan	685,435	904,785
Shares available for issuance under 2015 Employee Stock Purchase Plan	1,140,541	780,716
Total	7,141,230	5,549,908

Preferred stock

As amended in November 2015, the Company's Certificate of Incorporation authorizes 5,000,000 shares of preferred stock at a par value of $0.0001 per share. As of December 31, 2019, and 2018, no preferred stock was issued or outstanding.

9. Stock-Based Compensation

In June 2012, the Company adopted the 2012 Equity Incentive Plan (as amended, the 2012 Plan). The 2012 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock units (RSUs), stock bonuses and rights to acquire restricted stock to employees, officers, directors and consultants. Incentive stock options may be granted with exercise prices of not less than 100% of the estimated fair value of the common stock and nonstatutory stock options may be granted with an exercise price of not less than 85% of the estimated fair value of the common stock on the date of grant. Stock options granted to a stockholder owning more than 10% of the voting stock must have an exercise price of not less than 110% of the estimated fair value of the common stock on the date of grant. The Board of Directors determines the estimated fair value of common stock. Stock options were generally granted with terms of up to ten years and vest over a period of four years. Upon the exercise of options, the Company issues new common stock from its authorized shares. Effective with the Company’s initial public offering in August 2015, the Company no longer issues shares from this plan and all cancelled or forfeited shares are returned to the 2015 Stock Option and Incentive Plan.

In October 2015, the Company’s Board of Directors and stockholders adopted the 2015 Stock Option and Incentive Plan (the 2015 Plan) and the 2015 Employee Stock Purchase Plan (2015 ESPP). Under the 2015 Plan, 1,650,000 shares of common stock were initially reserved for issuance, as of the pricing of the Company’s initial public offering. The number of shares initially reserved for issuance under the 2015 Plan will be increased by (i) the number of shares represented by awards outstanding under the Company’s 2012 Equity Incentive Plan that are forfeited or lapse unexercised and which following the pricing date are not issued under the 2012 Plan, and (ii) an annual increase on January 1 of each year beginning on January 1, 2017. Effective January 1, 2020 and 2019, the Company reserved an additional 1,855,162 and 1,611,557 shares of common stock, respectively, for issuance under the 2015 Plan.

The Company began issuing RSUs to employees under the 2015 Plan during the year ended December 31, 2018.  RSUs settle into shares of common stock upon vesting, generally over a four-year period, and the fair value is the market price on the date of grant. During the year ended December 31, 2019, the Company also granted certain key employees performance-based RSUs.

The Company accounts for stock-based compensation arrangements with employees in accordance with ASC 718, Stock Compensation. Stock-based awards granted include stock options with time-based vesting, performance-based stock options, and restricted stock units (RSUs). ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments. The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by its common stock price as well as other variables including, but not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.

Stock-based compensation expense for performance stock options and RSUs is based on the probability of achieving certain performance criteria, as defined in the individual grant agreement. The Company estimates the number of performance options and RSUs ultimately expected to vest and recognizes stock-based compensation expense for those options and RSUs expected to vest when it becomes probable that the performance criteria will be met.

The fair value of a stock-based award is recognized over the period during which a grantee is required to provide services in exchange for the option or RSU award, known as the requisite service period (usually the vesting period), on a straight-line basis. The Company accounts for forfeitures as they occur.

Equity instruments issued to non-employees are recorded at their fair value on the grant date. The fair value of options granted to consultants is expensed over the non-employees’ vesting period. Non-employee stock-based compensation expense was not material for all periods presented.

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

In October 2015, the Company adopted the 2015 ESPP, which provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions, based on a six-month look-back period, at a price equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of the relevant offering period, provided that no more than 2,500 shares of common stock may be purchased by any one employee during each offering period. The 2015 ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. The 2015 ESPP may be terminated by the Company’s board of directors at any time. A total of 255,000 shares of common stock were initially reserved for issuance under the 2015 ESPP, subject to an annual increase on January 1 of each year beginning on January 1, 2017. Effective January 1, 2020 and 2019, the Company reserved an additional 463,790 and 402,889 shares of common stock, respectively, for issuance under the 2015 ESPP.

Options

The following table summarizes stock option activity and related information for the periods presented below:

	Shares Subject to Outstanding Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	3,701,461	$26.40
Options granted	1,371,130	43.27
Options exercised	(337,846)	15.78
Options canceled	(160,587)	38.75
Balance at December 31, 2019	4,574,158	$31.81	7.7	$187,879
Exercisable at December 31, 2019	2,380,560	$23.21	7.0	$118,246
Vested and expected to vest at December 31, 2019	4,574,158	$31.81	7.7	$187,879

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the options and the estimated fair value of common stock. The aggregate intrinsic value of options exercised was $14.3 million, $21.1 million and $9.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.  The weighted‑average grant date fair value of options granted under the Company’s stock plans in the years ended December 31, 2019, 2018 and 2017 was $27.02, $34.70  and $9.92 per share, respectively. As of December 31, 2019, total unamortized stock-based compensation relating to options was $55.3 million, which is expected to be recognized over the average remaining vesting period of 2.4 years. The following table illustrates the assumptions for the Black-Scholes option-pricing model used in determining the fair value of time-based and performance-based options granted to employees:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.59% - 2.54%	2.54% - 2.98%	1.92% - 2.27%
Expected life (in years)	6.1%	5.3 - 6.1	5.3 - 6.1
Volatility	65% - 69%	69% - 75%	71% - 75%
Dividend yield	0%	0%	0%

Restricted Stock Units

The following table summarizes RSU activity and related information for the period presented below:

	Shares Subject to Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	162,946	$53.37
RSUs awarded	643,814	45.36
RSUs released	(42,214)	53.08
RSUs forfeited	(23,450)	48.23
Balance at December 31, 2019	741,096	$46.59	2.2	$54,015

The weighted -average grant-date fair value of RSUs granted during the years ended December 31, 2019 and 2018 was $45.36 and $53.27, respectively. The total fair value of RSUs vested during the years ended December 31, 2019, 2018 and 2017 was $2.0 million, $167,000 and zero, respectively. As of December 31, 2019, total unamortized stock-based compensation relating to RSUs was $27.9 million, which is expected to be recognized over the average remaining vesting period of 3.1 years.

Stock-Based Compensation

Stock-based compensation expense, net of forfeitures, as applicable for the years ended December 31, 2019, 2018 and 2017, is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$14,673	$8,144	$2,752
Selling, general and administrative	$18,321	11,197	3,386
Total stock-based compensation	$32,994	$19,341	$6,138

During the years ended December 31, 2018, 2017, and 2016, the Company recognized $340,000, $248,000 and $174,000 in stock-based compensation expense relating to stock options issued with performance-based vesting criteria, including the achievement of certain clinical and regulatory development milestones related to product candidates as well as commercial milestones. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the activities described by the milestones.

10. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator
Net loss	$(276,213)	$(67,698)	$(57,010)
Denominator
Weighted average shares outstanding	44,767,581	38,466,233	33,098,571
Less: weighted average shares subject to repurchase	(2,085)	(79,327)	(266,057)
Weighted average shares used to compute basic and diluted net loss per share	44,765,496	38,386,906	32,832,514
Net loss per share, basic and diluted	$(6.17)	$(1.76)	$(1.74)

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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of December 31,
	2019	2018	2017
Common stock subject to repurchase	—	9,790	81,373
Options and awards issued and outstanding	5,315,254	3,864,407	2,964,549

As of December 31, 2019, the Company has contributions from plan participants of $0.4 million under the 2015 ESPP, which if converted, would be equivalent to 10,000 shares based on 85% of the stock price at the beginning of the offering period. As of December 31, 2018, the Company had contributions from plan participants of $0.3 million under the 2015 ESPP, which if converted, would be equivalent to 5,700 shares based on 85% of the stock price at the beginning of the offering period.

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

For each of the years ended December 31, 2019, 2018 and 2017, the effective income tax rate and tax provision from continuing operations was 0% for all periods, primarily attributable to losses generated and on which any income tax benefits are not likely to be realized.

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective tax rate:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	34.0%
State taxes (tax effected)	7.3	8.6	7.1
Non-deductible expenses and other	(0.5)	2.5	2.0
Research and development reimbursements	3.2	5.9	6.0
Change in valuation allowance	(31.0)	(38.0)	(24.0)
Tax Act – net deferred tax rate change	—	—	(25.1)
Total	—%	—%	—%

As of December 31, 2019 and 2018, the components of the Company’s deferred tax assets are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	98,445	49,689
Research and development reimbursement carryforwards	23,061	12,908
Stock-based compensation	8,861	4,349
Start-up costs	22,896	1,237
Depreciation	(1,027)	(959)
Other	2,646	1,858
Total deferred tax assets	154,882	69,082
Less: valuation allowance	(154,882)	(69,082)
Net deferred tax assets	—	—

The Company’s primary deferred tax assets of $98.4 million and $49.7 million at December 31, 2019 and 2018, respectively, relate to its net operating loss carryforwards (NOLs). Based on a history of cumulative losses in recent periods and consideration of other available positive and negative evidence, the Company has recorded a full valuation allowance to offset the deferred tax assets for both periods presented.

As of December 31, 2019, the Company had approximately $351.1 million and $354.0 million of federal and state net operating losses, respectively, that will begin to expire in 2032. As of December 31, 2019, the Company had approximately $7.2 million and $5.9 million of federal and state research and development tax credit carryovers, respectively. If not utilized, the federal credit carryforward will expire in 2032, and the state credit carryforward does not expire. As of December 31, 2019, the Company had approximately $18.2 million of federal orphan tax credit carryovers, which will begin to expire in 2036 if not utilized. The valuation allowance increased by approximately $85.8 million, $25.7 million and $13.7 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. Similar rules may apply under the laws of the state of California. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable “long-term tax-exempt rate.” Such limitations may result in expiration of a portion of the NOLs and other tax attributes before utilization. Each ownership change resulted in an annual limitation, but all NOLs and other tax attributes generated prior to the ownership changes on April 20, 2015 and August 14, 2017 can be utilized prior to expiration if the Company earns sufficient taxable income. The Company’s March 2019 follow-on stock offering did not result in an ownership change.

As of December 31, 2019, and 2018, the Company did not have a liability related to unrecognized tax benefits. All unrecognized tax benefits have been netted against the research and development and orphan drug credit carryforwards deferred tax asset.

The Company records interest and penalties related to unrecognized tax benefits within interest and other income, net. As of December 31, 2019, and 2018, the Company had not accrued any interest or penalties related to unrecognized tax benefits. The Company is subject to U.S. federal and California income tax assessment for years beginning in 2012 and Australia beginning in 2015. However, since the Company has incurred federal and California net operating losses every year since inception, all of its income tax returns are subject to examination and adjustments by the Internal Revenue Service for at least three years and by the California Franchise Tax Board for four years following the year in which the tax attributes are utilized. The Company does not believe that there will be a material change in its unrecognized tax positions over the next twelve months. There is no amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate.

Uncertain Tax Positions

The Company accounts for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company determines whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

The Company includes penalties and interest expense related to income taxes as a component of interest and other income, net; there were no interest or penalties accrued at December 31, 2019 and 2018.

The Company has not been audited by the Internal Revenue Service, any state tax authority, or foreign tax authorities. It is subject to taxation in the United States and Australia. Because of the net operating loss, research credit carryforwards, and orphan drug tax credit carryforwards, substantially all of its tax years, from 2012 to 2019, remain open to U.S. federal and California tax examinations. The statute of limitation in Australia is four years.

At December 31, 2019, 2018 and 2017, the Company's reserve for unrecognized tax benefits is approximately $7.5 million, $3.8 million and $2.5 million, respectively. Due to the full valuation allowance at December 31, 2019, current adjustments to the unrecognized benefits will have no impact to the Company's effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Beginning balance	$3,810	$2,471	$1,474
Increases (decreases) of unrecognized tax benefits related to prior year	380	289	(97)
Increases of unrecognized tax benefits related to current year	3,314	1,050	1,094
Ending balance	$7,504	$3,810	$2,471

The Company does not anticipate material changes to its uncertain tax positions through the next twelve months.

13. Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

(in thousands, except share and per share amounts)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2019
Revenues	$—	$—	$—	$—
Total operating expenses	$39,741	$41,564	$145,118	$61,411
Net loss	$(37,470)	$(38,174)	$(141,802)	$(58,767)
Net loss per common share, basic and diluted	$(0.93)	$(0.83)	$(3.07)	$(1.27)
Weighted average number of shares, basic and diluted	40,506,313	46,065,901	46,133,068	46,278,409
2018
Revenues	$5,331	$6,639	$9,188	$12,400
Total operating expenses	$23,931	$26,130	$26,867	$30,281
Net loss	$(17,820)	$(18,413)	$(15,789)	$(15,676)
Net loss per common share, basic and diluted	$(0.50)	$(0.49)	$(0.39)	$(0.39)
Weighted average number of shares, basic and diluted	35,827,235	37,440,024	40,116,644	40,259,575

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYOKARDIA, INC.

February 27, 2020	By:	/s/ T. Anastasios Gianakakos
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

Signature	Title	Date

/s/ T. Anastasios Gianakakos	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
T. Anastasios Gianakakos

/s/ Taylor Harris	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
Taylor Harris

/s/ Sunil Agarwal	Director	February 27, 2020
Sunil Agarwal, M.D.

/s/ Mary Cranston	Director	February 27, 2020
Mary B. Cranston

/s/ David P. Meeker	Director	February 27, 2020
David P. Meeker, M.D.

/s/ Mark L. Perry	Director	February 27, 2020
Mark L. Perry

/s/ Kimberly Popovits	Director	February 27, 2020
Kimberly Popovits

/s/ Wendy Yarno	Director	February 27, 2020
Wendy Yarno