Form 10-Q
period 2020-03-31
MyoKardia, Inc.
filed 2020-05-06
CIK 1552451

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37609

MYOKARDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	44-5500552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Sierra Point Parkway

Brisbane, CA

(Address of principal executive offices)

94005

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

The number of outstanding shares of the registrant’s common stock on May 1, 2020 was 46,680,808 shares.

MYOKARDIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

MYOKARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$131,204	$101,436
Short-term investments	218,809	314,691
Prepaid expenses and other current assets	7,486	7,709
Total current assets	357,499	423,836
Property and equipment, net	19,801	15,743
Operating lease right-of-use assets	51,981	417
Long-term investments	10,077	14,153
Restricted cash and other	1,968	1,945
Total assets	$441,326	$456,094
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	5,573	$6,237
Accrued liabilities	32,236	41,292
Operating lease liabilities - current	7,851	383
Total current liabilities	45,660	47,912
Operating lease liability	44,658	—
Other long-term liabilities	1,908	1,908
Total liabilities	92,226	49,820
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at March 31, 2020 and December 31, 2019; 46,612,186 and 46,379,073 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	897,058	884,486
Accumulated other comprehensive income	671	549
Accumulated deficit	(548,634)	(478,766)
Total stockholders’ equity	349,100	406,274
Total liabilities and stockholders’ equity	$441,326	$456,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$51,878	$26,190
Selling, general and administrative	19,902	13,551
Total operating expenses	71,780	39,741
Loss from operations	(71,780)	(39,741)
Interest and other income, net	1,912	2,271
Net loss	(69,868)	(37,470)
Other comprehensive income	122	363
Comprehensive loss	$(69,746)	$(37,107)
Net loss per share, basic and diluted	$(1.50)	$(0.93)
Weighted average number of shares used to compute net loss per share, basic and diluted	46,566,995	40,506,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

For the three months ended March 31, 2020
			Additional	Accumulated other		Total
	Common Stock		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	income	Deficit	Equity
BALANCE—December 31, 2019	46,379,073	$5	$884,486	$549	$(478,766)	$406,274
Issuance of common stock upon the exercise of options and release of stock awards	233,113	—	1,820	—	—	1,820
Stock-based compensation	—	—	10,752	—	—	10,752
Unrealized gains	—	—	—	122	—	122
Net loss	—	—	—	—	(69,868)	(69,868)
BALANCE—March 31, 2020	46,612,186	$5	$897,058	$671	$(548,634)	$349,100

For the three months ended March 31, 2019
			Additional	Accumulated other		Total
	Common Stock		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	income/ (loss)	Deficit	Equity
BALANCE—December 31, 2018	40,288,949	$4	$573,183	$(67)	$(202,553)	$370,567
Issuance of common stock in connection with the 2019 follow-on offering, net of issuance costs of $17,638	5,663,750	1	271,212	—	—	271,213
Issuance of common stock upon the exercise of options and release of stock awards	49,076	—	280	—	—	280
Vesting of early exercised stock options	—	—	8	—	—	8
Stock-based compensation	—	—	6,981	—	—	6,981
Unrealized gains	—	—	—	363	—	363
Net loss	—	—	—	—	(37,470)	(37,470)
BALANCE—March 31, 2019	46,001,775	$5	$851,664	$296	$(240,023)	$611,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities:
Net loss	$(69,868)	$(37,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,752	6,981
Depreciation	779	461
Amortization of discount on investments	(418)	(292)
Loss on disposal of equipment	49	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	226	448
Operating lease right-of-use assets	1,066	635
Other long-term assets	—	(13)
Accounts payable	(467)	1,950
Accrued liabilities	(1,512)	(180)
Prepayment from collaboration partner	—	(9,874)
Operating lease liabilities	(504)	—
Other long-term liabilities	—	(692)
Net cash used in operating activities	(59,897)	(38,046)
Cash flow from investing activities:
Purchases of investments	—	(32,697)
Sales of investments	4,000	4,000
Maturities of investments	96,475	16,000
Purchases of property and equipment	(12,627)	(813)
Net cash provided by (used in) investing activities	87,848	(13,510)
Cash flow from financing activities:
Proceeds from issuance of common stock in follow-on offerings, net of issuance and financing costs	—	271,485
Proceeds from exercise of stock options and employee stock purchase plan	1,817	280
Net cash provided by financing activities	1,817	271,765
Net increase in cash, cash equivalents and restricted cash	29,768	220,209
Cash, cash equivalents and restricted cash, beginning of period	103,630	248,265
Cash, cash equivalents and restricted cash, end of period	$133,398	$468,474
Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in period-end accounts payable and accrued liabilities	$2,015	$570
Vesting of early exercised options and restricted stock	$—	$8
Unpaid financing-related costs	$—	$262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

MyoKardia, Inc. (the Company) is a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. The Company’s initial focus is on the treatment of cardiomyopathies, a group of diseases of the heart muscle. MyoKardia’s pipeline includes: mavacamten and MYK-224, which are being studied for the treatment of hypertrophic cardiomyopathy; LUS-1, being studied for the treatment of diseases of diastolic dysfunction; and danicamtiv (formerly MYK-491) and ACT-1, being studied for the treatment of diseases of systolic dysfunction.

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

The Company was incorporated on June 8, 2012 in Delaware and its corporate headquarters and operations are in Brisbane, California.

Liquidity

The Company has incurred significant operating losses since inception and has an accumulated deficit of $548.6 million as of March 31, 2020. The Company has relied on its ability to fund its operations through private and public equity financings and to a lesser extent, through a license and collaboration arrangement with a collaboration partner, Sanofi S.A. (Sanofi) via its subsidiary, Aventis Inc. The collaboration agreement ended on December 31, 2018 and the Company had no revenues relating to its Sanofi collaboration after December 31, 2018, nor has it received reimbursements of research and development expenses after June 30, 2019. The Company has not yet received regulatory approval to commercialize or sell any product and does not have customers. Management expects operating losses and negative operating cash flows to continue for the foreseeable future. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval, and commercialization of the Company’s products and product candidates and the achievement of a level of revenues adequate to support its cost structure. The Company’s ultimate success depends on the outcome of its research and development activities and anticipates the need to raise additional capital to fully implement its business plan.  The Company intends to raise such capital through the issuance of additional equity, debt and/or strategic alliances with partner companies. There is no assurance that such financing will be available or that such strategic alliances will be executed on terms acceptable to the Company, or at all.

As of March 31, 2020, the Company had $360.1 million of cash, cash equivalents and short and long-term investments, which management believes will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for the twelve months following the date of issuance of these financial statements.  Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding. In addition, the Company is closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact its financial and operating results.

The Company will continue to assess its operating expenses and cash and cash equivalents and, if circumstances warrant, the Company will make appropriate adjustments to its operating plan.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, include the Company’s accounts and those of its wholly-owned subsidiaries MyoKardia Australia Pty Ltd and MyoKardia Netherlands B.V., and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated balance sheet at December 31, 2019, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year or any interim period and should be read in conjunction with the audited financial statements for the year ended

December 31, 2019 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019. The significant accounting policies used in preparation of these condensed consolidated financial statements for the periods shown are consistent with those discussed in notes to the consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K and are updated below as necessary.

The Company currently operates in one business segment, which is the identification, development and commercialization of therapies for the treatment of serious and neglected rare cardiovascular diseases and has a single reporting unit and operating segment. These interim statements, in the opinion of management, reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position and results of operations for the interim periods ended March 31, 2020 and 2019, respectively.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash as Reported in Consolidated Statements of Cash Flows

Cash as reported in the consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents and restricted cash as presented on the consolidated balance sheets. Restricted cash at March 31, 2020 and December 31, 2019 represents cash balances held as security in connection with the Company’s facility lease agreements. The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the total shown in the consolidated statements of cash flows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$131,204	$101,436
Restricted cash included in prepaid expenses and other current assets	337	337
Restricted cash included in restricted cash and other	1,857	1,857
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$133,398	$103,630

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

Recently Adopted Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-18 (Topic 808), Clarifying the Interaction Between Topic 808 and Topic 606, which provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. It accomplishes this by allowing organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition standard. The Company adopted this amendment in the first quarter of 2020 and the adoption did not have a material impact to the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13 (Topic 820), Fair Value Measurement, which modifies the disclosure requirements in Topic 820 by removing requirements for disclosing (i) amounts of and reasons for transfers between the Level 1 and Level 2 hierarchies, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The ASU 2018-13 amendment also adds requirements for disclosure of changes in unrealized gains and losses for the period relating to Level 3 fair value measurements and other factors considered in the valuation of Level 3 investments. The Company adopted this amendment in the first quarter of 2020 and the adoption did not have a material impact to the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments –Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. For available-for-sale debt securities, expected credit losses should be estimated when the fair value of the debt securities is below their associated amortized costs. The Company adopted this amendment in the first quarter of 2020 and the adoption did not have a material impact to the Company’s financial statements.

3. Sanofi License and Collaboration Agreement

Sanofi (Aventis Inc.)

Agreement Overview, Termination and Repurchase of Royalty Rights

Until December 31, 2018 the Company had an exclusive license and collaboration agreement (Collaboration Agreement) with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A. (Sanofi). On December 31, 2018, Sanofi notified the Company of its intent to terminate the collaboration, specifically, Sanofi elected not to continue with the mavacamten, MYK-224 and danicamtiv programs.  As a result, cost sharing and Sanofi’s reimbursement of our research and development costs for mavacamten and MYK-224 ended in the first half of 2019.  At that time Sanofi had continuing rights to royalties in the event of commercialization of the mavacamten and MYK-224 programs. In July 2019, the Company repurchased those rights from Sanofi for $80.0 million.  Neither the Company nor Sanofi have any material continuing rights or obligations under the Collaboration Agreement.

4. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities, including short-term and long-term investments and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). The carrying amount of the Company’s financial instruments, including accounts payable and accrued liabilities and other current liabilities approximate fair value due to their short-term maturities.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$130,176	$130,176	$—	$—
U.S. government agency obligations	107,657	—	107,657	—
Corporate securities	121,229	—	121,229	—
Total	$359,062	$130,176	$228,886	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$100,441	$100,441	$—	$—
U.S. government agency obligations	134,055	—	134,055	—
Corporate securities	194,789	—	194,789	—
Total	$429,285	$100,441	$328,844	$—

The following table is a summary of amortized cost, unrealized gain and loss, and fair value of the Company’s marketable securities by contractual maturities (in thousands):

	Fair Value Measurements at March 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$130,153	$23	$—	$130,176
Short-term investments (due within one year)	218,129	827	(147)	218,809
Long-term investments (due between one and two years)	10,104	27	(54)	10,077
Total	$358,386	$877	$(201)	$359,062

	Fair Value Measurements at December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$100,440	$1	$—	$100,441
Short-term investments (due within one year)	314,181	523	(13)	314,691
Long-term investments (due between one and two years)	14,110	47	(4)	14,153
Total	$428,731	$571	$(17)	$429,285

5. Leases

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

In September 2018, the Company entered into a lease agreement (the “Lease”) for approximately 129,800 square feet of office and laboratory space in Brisbane, California, which is now the Company’s corporate headquarters. The Company performed an evaluation of the Lease and determined it is an operating lease. The lease commencement date was in January 2020 and on the commencement date, the Company recognized $52.6 million of ROU asset and lease liability on its consolidated balance sheet in accordance with ASC 842. The Lease grants the Company an option to extend the Lease for an additional 10-year period. This optional period was not included in the measurement of the ROU asset or lease liability as it was not reasonably certain that the Company would exercise the option. The Lease requires the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred. These expenses were classified as variable lease costs due to the Company’s election to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

The Lease provides for annual base rent of approximately $5.5 million in the first year of the lease term. The annual base rent for the second twelve months will be approximately $8.5 million, which will increase on an annual basis beginning from the 25th month to approximately $11.1 million for the tenth year of the lease.

As of March 31, 2020, the Company has capitalized $10.6 million of leasehold improvements within property and equipment and amortizes it over the lease term.

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate).

	March 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$51,981	$417

Liabilities
Operating lease liabilities - current	$7,851	$383
Operating lease liabilities - noncurrent	44,658	—
	$52,509	$383

Weighted average remaining lease term (years)	9.8	0.3
Weighted average discount rate	13.5%	6.0%

Information related to operating lease activity during the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$2,738	$669
Variable lease cost	532	—
Total lease cost	$3,270	$669

Operating lease right-of-use assets obtained in exchange for lease obligations	$52,630	$1,095

Operating lease payments	$2,174	$727

Future annual payments of operating lease liabilities as of March 31, 2020 are as follows (in thousands):

Year ending December 31:	Amount
2020 (nine months remaining)	$6,185
2021	8,449
2022	8,745
2023	9,051
2024	9,368
Thereafter	52,442
Total future lease payments	94,240
Less: imputed interest	(41,731)
Total operating lease liabilities	$52,509

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

Property and equipment consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Scientific equipment	$12,430	$10,642
Furniture and equipment	3,185	2,572
Capitalized software	389	389
Leasehold improvements	12,272	509
Construction in progress	—	9,568
Total	28,276	23,680
Less: Accumulated depreciation	(8,475)	(7,937)
Property and equipment, net	$19,801	$15,743

Depreciation expense was $0.8 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Clinical research and development	$12,946	$11,494
Outside services	8,164	6,592
Payroll-related liabilities	6,166	11,724
Construction in progress	—	9,139
Other	4,960	2,343
Total accrued liabilities	$32,236	$41,292

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

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of March 31, 2020 or December 31, 2019.

Guarantees and Indemnifications

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to certain of these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to the Company’s technology. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future but have not yet been made.

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws and agreements providing for indemnification entered into with its officers and directors. The term of the indemnification period lasts as long as an officer or director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity.

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

8. Stockholders’ Equity

On January 3, 2020, the Company entered into a sales agreement with a sales agent to establish an at-the-market (ATM) offering program, under which the Company is permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $200 million. As of March 31, 2020, no securities have been issued pursuant to the ATM agreement.

In March 2019, the Company completed a follow-on offering and issued 5,663,750 shares of common stock at a price of $51.00 per share, which included 738,750 shares sold directly to the underwriters upon exercise of their over-allotment option. During the three months ended March 31, 2019, the Company received proceeds totaling approximately $271.2 million from the offering, net of underwriting discounts and commissions and offering expenses.

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows:

	March 31, 2020	December 31, 2019
Options and awards issued and outstanding	6,181,912	5,315,254
Shares available for issuance under 2015 Stock Option and Incentive Plan	1,440,826	685,435
Shares available for issuance under 2015 Employee Stock Purchase Plan	1,604,331	1,140,541
Total	9,227,069	7,141,230

9. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to equity awards granted to employees and consultants for all periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$5,192	$2,963
Selling, general and administrative	5,560	4,018
Total	$10,752	$6,981

The following summarizes option and other equity award activity under the 2012 Equity Incentive Plan and 2015 Stock Option and Incentive Plan:

	Shares Subject to	Weighted Average
	Outstanding Options	Exercise Price per Share
Balance at December 31, 2019	4,574,158	$31.81
Options granted	801,937	70.08
Options exercised	(107,870)	16.88
Options canceled/forfeited	(27,486)	44.50
Balance at March 31, 2020	5,240,739	37.91

	Shares Subject to	Weighted Average
	Outstanding Awards	Grant Date Fair Value
Balance at December 31, 2019	741,096	$46.59
RSUs awarded	333,324	70.09
RSUs released	(125,243)	43.19
RSUs forfeited	(8,004)	47.68
Balance at March 31, 2020	941,173	55.36

Restricted stock units (“RSUs”) settle into shares of common stock upon vesting and the fair value is the market price on the date of grant.

In relation to stock options and awards that vest upon the achievement of performance criteria, there was $0.3 million and zero in stock-based compensation expense recorded for the three months ended March 31, 2020 and 2019, respectively. The Company begins to recognize expenses related to these stock options and awards during the period upon concluding that certain performance criteria are considered probable.

10. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator
Net loss	$(69,868)	$(37,470)
Denominator
Weighted average shares outstanding	46,566,995	40,512,983
Less: weighted average shares subject to repurchase	—	(6,670)
Weighted average shares used to compute basic and diluted net loss per share	46,566,995	40,506,313
Net loss per share, basic and diluted	$(1.50)	$(0.93)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of March 31,
	2020	2019
Common stock subject to repurchase	—	5,003
Options and awards issued and outstanding	6,181,912	5,257,140

As of March 31, 2020, the Company has contributions from plan participants of $1.0 million under the 2015 ESPP, which if converted, would be equivalent to approximately 20,000 shares based on 85% of the stock price at the beginning of the offering period. As of March 31, 2019, the Company had contributions from plan participants of $0.7 million under the 2015 ESPP, which if converted, would have been equivalent to approximately 15,000 shares based on 85% of the stock price at the beginning of the offering period.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States Congress on March 27, 2020. The Company has not participated in any provision of the CARES Act to date and has decided not to apply for a loan under the Paycheck Protection Program (“PPP”) component of this legislation.  The CARES Act did not impact the Company’s provision for income taxes or consolidated financial statements for the three months ended March 31, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (SEC) on February 27, 2020 (the “Annual Report”).

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

Overview

We are a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious cardiovascular diseases. Our goal is to be the world’s leading precision cardiovascular medicine company. Precision medicine involves discovering and developing therapies that integrate clinical and molecular information based on the biological basis of disease. Our strategy is to identify homogenous subgroups of patients with a given cardiovascular disease, understand the causal factors underlying that subgroup’s condition and develop targeted therapies designed to correct the common underlying defect leading to abnormal cardiac contraction or relaxation within each subgroup.

Our lead clinical-stage candidate is mavacamten, a novel, oral, allosteric modulator of cardiac myosin being developed for the treatment of hypertrophic cardiomyopathy (HCM). Mavacamten is intended to reduce cardiac muscle contractility by inhibiting the excessive myosin-actin cross-bridge formation that underlies the excessive contractility, left ventricular hypertrophy and reduced compliance characteristic of HCM. In 2016, mavacamten was granted Orphan Drug Designation by the United States Food and Drug Administration (FDA) for the treatment of symptomatic obstructive HCM.  We are currently conducting a Phase 3 pivotal study of mavacamten, known as EXPLORER-HCM in patients with symptomatic obstructive (New York Heart Association Class II or III) HCM.  Enrollment in the EXPLORER-HCM study completed in August 2019 at clinical sites in the United States, Europe, and Israel. Topline data from the EXPLORER-HCM study are anticipated in the second quarter of 2020. Pending the outcome of this study, we plan to file a New Drug Application seeking regulatory approval of mavacamten for the treatment of obstructive HCM.

In addition to the EXPLORER-HCM study of mavacamten, we are conducting a MAVA long-term extension (LTE) study of mavacamten in patients who have completed our Phase 3 EXPLORER-HCM study or the Phase 2 MAVERICK-HCM in non-obstructive HCM. To protect the safety of study participants, investigators and staff, and to ensure consistent and appropriate clinical trial conduct in light of the COVID-19 pandemic, we have temporarily suspended the rollover of patients from EXPLORER into the MAVA-LTE study and plan to resume enrollment when conditions permit.

MAVERICK-HCM is a Phase 2 clinical trial initiated in 2018 for the potential treatment of symptomatic non-obstructive HCM. In November 2019, we reported positive top-line results and established safety and tolerability of mavacamten in non-obstructive HCM over a treatment period of 16 weeks. Additional data were reported in March 2020. Meaningful reductions in biomarkers of cardiac stress were observed in patients receiving mavacamten versus those in the placebo cohort and clear signals of clinical benefit were noted in a subgroup with elevated cardiac filling pressures and in a pre-specified group of patients at higher risk for morbidity and mortality. Based on the safety and pharmacologic benefits observed in the MAVERICK-HCM study, we plan to advance mavacamten into additional studies in defined groups of patients with non-obstructive HCM and heart failure with preserved ejection fraction (HFpEF).

Patient enrollment in the VALOR-HCM study was previously planned to begin in the second quarter of 2020. In March of 2020 we announced that patient enrollment in the VALOR-HCM study would be delayed due to the global outbreak of COVID-19.  The VALOR-HCM study is designed to evaluate mavacamten as a therapeutic alternative to septal reduction therapy (SRT) in obstructive HCM patients. SRT is a highly invasive procedure consisting of a surgical or catheter-based therapy that eliminates or reduces the left ventricular outflow tract obstruction. We will begin enrollment of the study when conditions safely permit.

We are also conducting PIONEER-OLE, an open label extension study of obstructive HCM patients from our Phase 2 PIONEER study.  Data for twelve patients at 48 weeks of treatment with mavacamten were consistent with prior safety and efficacy observations at the 12, 24, and 36-week readouts. Highlights of the data included continued safety and tolerability and sustained clinical benefits, including reductions in left ventricular outflow tract (LVOT) gradient, improvements in New York Heart Association functional class and improvement of multiple biomarkers toward normal ranges. A reduction in septal wall thickness, a defining characteristic of HCM, as well as an improvement in patient reported quality of life, as measured by the Kansas City Cardiomyopathy Questionnaire were also reported.

Our second clinical-stage candidate is danicamtiv, designed to increase the contractility of the heart (systolic function) with minimal or no effect on myocardial relaxation and compliance (diastolic function) by acting directly on the proteins in the heart muscle responsible for contraction.

We recently announced interim results from a Phase 2a multiple-ascending dose clinical trial of danicamtiv, in patients with stable heart failure. This trial follows the completion of two single-ascending dose Phase 1 studies, in healthy volunteers and in patients with dilated cardiomyopathy, a disease of systolic dysfunction that can result in heart failure. After seven days of treatment with danicamtiv, the average increase in stroke volume, a measure of the amount of blood pumped from the left ventricle, was greater than 10% relative to baseline, on a placebo-adjusted basis. No impact on measures of diastolic function, or the heart’s ability to relax and fill, was observed. Patient enrollment into the Phase 2 study of danicamtiv in patients with genetic dilated cardiomyopathy was previously scheduled to begin in the second quarter of 2020. In March of 2020 we announced that patient enrollment into that study would be delayed due to the impact of COVID-19. We will begin enrollment when conditions safely permit.

In August 2019, we commenced dosing healthy volunteers in a Phase 1 study of small molecule MYK-224. The randomized, placebo-controlled Phase 1 study is designed to evaluate the safety, tolerability and pharmacokinetics of MYK-224. In March of 2020 we announced that due to the impact of COVID-19 we have temporarily suspended enrollment of healthy volunteers in the study. We plan to resume enrollment as soon as conditions safely permit.

The ultimate impacts of COVID-19 on our business are currently unknown. We will continue to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results.

Financial Overview

We have not generated net income from operations and, as of March 31, 2020, had an accumulated deficit of $548.6 million, primarily as a result of research and development and selling, general and administrative expenses. We have not generated any revenue from product sales since our inception and have funded our operations primarily through the issuance of equity securities and payments from Sanofi pursuant to our Collaboration Agreement with Sanofi that was terminated in December 2018. We expect to incur significant and increasing losses from operations for the foreseeable future and we can provide no assurance that we will ever generate significant revenue or profits. As of March 31, 2020, we have cash and cash equivalents of $131.2 million, short-term investments of $218.8 million and long-term investments of $10.1 million.

On January 3, 2020, we entered into a sales agreement with a sales agent to establish an at-the-market (ATM) offering program, under which we are permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $200 million. As of March 31, 2020, no securities have been issued pursuant to the ATM agreement.

Termination of Sanofi Collaboration

Until December 31, 2018 we had an exclusive Collaboration Agreement with Sanofi. On December 31, 2018, Sanofi notified us of its intent to terminate our collaboration, specifically, Sanofi elected not to continue with the mavacamten, MYK-224 and danicamtiv programs.  As a result, cost sharing and Sanofi’s reimbursement of our research and development costs for mavacamten and MYK-224 ended in the first half of 2019.  At that time Sanofi had continuing rights to royalties in the event of commercialization of the mavacamten and MYK-224 programs. In July 2019, we repurchased those rights from Sanofi for $80.0 million.  Neither we nor Sanofi have any material continuing rights or obligations under the Collaboration Agreement.

Components of Operating Results

Operating Expense

Research and Development Expenses

Research and development expenses consist of salaries and benefits, including stock-based compensation, lab supplies and facility costs and fees paid to contract manufacturing organizations (CMOs) and clinical research organizations (CROs) to conduct certain research and development activities on our behalf. Research and development expenses are shown net of amounts that Sanofi agreed to reimburse us under the cost sharing program for research and development activities. Payments made prior to the receipt of goods or services are capitalized until the goods or services are received.

Research and development expenses incurred in the development and potential commercialization of mavacamten, danicamtiv and other product candidates are shown net of zero and $9.9 million in reductions in expense due to Sanofi research and development reimbursements during the three months ended March 31, 2020 and 2019, respectively as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Mavacamten	$28,913	$12,623
Danicamtiv	4,378	4,829
Other	18,587	8,738
Total research and development expenses	$51,878	$26,190

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

Critical Accounting Estimates

See Part I, Item 7, “Critical Accounting Estimates” in our Annual Report. There have been no material changes to our critical accounting estimates disclosed in our Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table compares the operating results (in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Operating expenses:
Research and development	51,878	26,190	25,688	98%
Selling, general and administrative	19,902	13,551	6,351	47%
Total operating expenses	71,780	39,741	32,039	81%
Loss from operations	(71,780)	(39,741)	(32,039)	81%
Interest and other income, net	1,912	2,271	(359)	-16%
Net loss	$(69,868)	$(37,470)	$(32,398)	86%

* Not meaningful

Research and Development Expenses

Research and development expenses increased $25.7 million, or 98%, from $26.2 million for the three months ended March 31, 2019 to $51.9 million for the three months ended March 31, 2020. The increase in research and development expenses was primarily due to the following:

•	a $9.9 million decrease in research and development reimbursements from Sanofi;
•	a $4.0 million increase in personnel expenses due to a higher employee headcount;
•	a $3.7 million increase in clinical expenses related to our mavacamten and danicamtiv clinical trials;
•	a $3.0 million increase in facility and information technology expenses;
•	a $2.4 million increase in consultant fees;
•	a $2.2 million increase in stock compensation expense;
•	a $0.9 million increase in contract manufacturing; and
•	a $0.8 million increase in medical affairs expense and other;
•	offset by a $1.2 million decrease in contract research, lab supplies and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.4 million, or 47%, from $13.6 million for the three months ended March 31, 2019 to $19.9 million for the three months ended March 31, 2020. The increase in selling, general and administrative expenses was primarily due to the following:

•	a $1.9 million increase in personnel expenses due to a higher employee headcount;
•	a $1.5 million increase in stock compensation expense;
•	a $1.2 million increase in marketing expenses;
•	a $1.0 million increase in software, facilities and other; and
•	a $0.8 million increase in professional fees.

Interest and Other Income, Net

Interest and other income decreased $0.4 million, or 16%, from $2.3 million for the three months ended March 31, 2019 to $1.9 million for the three months ended March 31, 2020. The decrease in interest income was primarily due to interest earned on lower invested balances and lower interest rates on investments.

Liquidity and Capital Resources

We consider the following when assessing our liquidity and capital resources (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$131,204	$101,436
Short-term investments	$218,809	$314,691
Long-term investments	$10,077	$14,153

Since inception, we have funded our operations primarily through the issuance of our equity securities and payments from Sanofi pursuant to the Collaboration Agreement, which was terminated in December 2018. All our investments are in investment-grade securities.

On January 3, 2020, we entered into a sales agreement with a sales agent to establish an at-the-market (ATM) offering program, under which we are permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $200 million. As of March 31, 2020, no securities have been issued pursuant to the ATM agreement.

In March 2019, we completed a follow-on offering in which we issued 5,663,750 shares of our common stock at a price of $51.00 per share, including 738,750 shares sold directly to the underwriters upon exercise of their option to purchase up to 738,750 shares of our common stock within 30 days of the offering. We received proceeds totaling approximately $271.2 million from the offering, net of underwriting discounts, commissions and offering expenses.

We believe we have sufficient financial resources to meet our business requirements for the 12 months following the date of this Quarterly Report on Form 10-Q.  We expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform, the development and potential commercialization of our product candidates and the discovery, development and potential commercialization of any additional product candidates we may pursue. Furthermore, if our clinical trials for mavacamten are successful, or our other product candidates, including danicamtiv, enter into late-stage clinical trials or more advanced discovery and development stages, we may need to raise additional capital in order to further advance our product candidates towards regulatory approval. We will continue to seek additional financing to develop our product candidates and fund operations for the foreseeable future through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other technologies, product candidates or programs that we would prefer to develop and commercialize ourselves.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(59,897)	$(38,046)
Investing activities	87,848	(13,510)
Financing activities	1,817	271,765
Net (decrease) increase in cash, cash equivalents and restricted cash	$29,768	$220,209

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $59.9 million and was primarily due to the net loss for the period of $69.9 million, adjusted for non-cash stock-based compensation expense of $10.8 million and depreciation of $0.8 million, offset by amortization of discount on investment of $0.4 million. Changes in working capital primarily consisted of decreases of $1.5 million in accrued liabilities and $0.5 million in accounts payable, offset by a decrease of $0.2 million in prepaid expenses.

Net cash used in operating activities for the three months ended March 31, 2019 was $38.0 million and was primarily due to the net loss for the period of $37.5 million, adjusted for non-cash stock-based compensation expense of $7.0 million and depreciation of $0.5 million, offset by amortization of discount on investment of $0.3 million.  Changes in working capital primarily consisted of a $9.9 million decrease in prepayments from our collaboration partner, a $2.0 million increase in accounts payable and a $0.7 million decrease in other long-term liabilities.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2020 was $87.9 million and consisted primarily of sales and maturities of investments of $4.0 million and $96.5 million, respectively, offset by cash outflows of $12.6 million for leasehold improvements and purchases of equipment related to the occupancy of our new corporate headquarters in Brisbane, California in January 2020.

Cash used in investing activities for the three months ended March 31, 2019 was $13.5 million and consisted primarily of purchases of investments of $32.7 million and purchases of equipment of $0.8 million, offset by sales and maturities of investments of $4.0 million and $16.0 million, respectively.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 was $1.8 million and consisted of proceeds from common stock option exercises.

Cash provided by financing activities for the three months ended March 31, 2019 was $271.8 million and consisted of proceeds from the issuance of common stock in connection with a follow-on offering of $271.5 million, net of underwriter’s discount and funds received as a result of common stock option exercises of $0.3 million.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three months ended March 31, 2020, as compared to those disclosed in our Annual Report.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2020, we had cash, cash equivalents and investments (short-term and long-term) of $360.1 million, consisting of interest-bearing money market accounts and money market funds, which would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities of our cash and cash equivalents and the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash, cash equivalents or investments.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our initial product candidates, mavacamten, danicamtiv and MYK-224, are in various stages of clinical testing and we must successfully complete our ongoing clinical trials of mavacamten and conduct significant additional clinical trials for danicamtiv and MYK-224 before we can seek the regulatory approvals necessary to begin commercial sales of these or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations. Our net loss for the quarter ended March 31, 2020 was $69.9 million and as of March 31, 2020, we had an accumulated deficit of $548.6 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

As of March 31, 2020, our cash, cash equivalents and investments (short-term and long-term) totaled $360.1 million. We intend to use our cash, cash equivalents and investments to fund the advancement of our mavacamten clinical development program, including our ongoing Phase 3 clinical trial in symptomatic obstructive HCM patients, and our planned additional clinical trials of mavacamten and danicamtiv, our ongoing Phase 1 trial of MYK-224, our ongoing preclinical, discovery and research programs and the expansion of our platform, as well as for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, including the effects of the COVID-19 pandemic on our research and development activities, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, mavacamten, danicamtiv, MYK-224 or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board  and the Securities and Exchange Commission (SEC). A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems.

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

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will be delayed in completing, or may not be able to complete, the preclinical and clinical studies required to support future Investigational New Drug Application (IND) submissions and approval of our product candidates. Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, request for voluntary recall, seizure or total or partial suspension of production.

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

We are currently establishing a sales and marketing organization; however, if we are unable to enter into agreements with third parties to sell and market our drug candidates, we may not be successful in commercializing our drug candidates if and when they are approved, and we may not be able to generate any revenue.

We have limited experience in the sale, marketing or distribution of drugs. To achieve commercial success for any approved drug candidate for which we retain sales and marketing responsibilities, we must build our sales, marketing, managerial, and other non‑technical capabilities or make arrangements with third parties to perform these services. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for some of our drug candidates if and when they are approved.

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

While we have received orphan drug designation for our most advanced drug candidate, mavacamten, for the treatment of symptomatic obstructive HCM, we may seek orphan drug designation for some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

The FDA has granted orphan drug designation to mavacamten for the treatment of symptomatic obstructive HCM. As part of our business strategy, we may seek orphan drug designation for some of our other drug candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers.

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

Risks Related to Our Business and Industry

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business.

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19) has evolved into a global pandemic. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, and restricted on-site staff to only those required to maintain the facilities and equipment.

As a result of the COVID-19 outbreak, or similar pandemics, we have and may in the future experience disruptions that could severely impact our business, research and clinical development activities, including:

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

delays or disruptions in non-clinical studies due to the inability of our research and development personnel to perform their regular duties or unforeseen circumstances at contract research organizations and vendors along their supply chain;

•	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not accepting home health visits;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring and site inspections, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical trial endpoints;

•	interruption or delays in the operations of the U.S. Food and Drug Administration and comparable foreign regulatory agencies, which may impact review, inspection and approval timelines;

•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through equity or debt financings, or such financing transactions may be on unfavorable terms.

The COVID-19 outbreak continues to rapidly evolve, and it is unknown how long disruptions to our research, clinical development and other business operations resulting from the COVID-19 pandemic, including any disruptions relating to the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions by businesses and governmental authorities to contain the outbreak, such as quarantines or “stay at home” orders and business closures, will continue. However, any prolonged disruption could have a material adverse impact our business, financial condition and results of operations, and we will continue to monitor the situation closely.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to our clinical development operations, the supply chain for our ongoing and planned clinical trials, and our need to raise additional capital to support our operations.

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

As of March 31, 2020, we had 246 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Over the next several years, we expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States, political influences and inflationary pressures. For example, an overall decrease in or loss of insurance coverage among individuals in the United States due to high levels of unemployment (particularly as a result of the COVID-19 pandemic), underemployment or the potential repeal of certain provisions of the ACA, may decrease the demand for healthcare services and pharmaceuticals. Additionally, the availability of healthcare services and resources is currently constrained due to the COVID-19 pandemic. If fewer patients are seeking medical care because they do not have insurance coverage or are unable to obtain medical care for their conditions due to resource constraints on the healthcare system, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which biopharmaceutical companies such as us are dependent for sources of capital. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including as a result of the COVID-19 pandemic, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for our product candidates. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the COVID-19 pandemic, current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, outbreak of disease or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes, outbreak of disease, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. For example, our corporate headquarters is located in the San Francisco Bay Area, which in the past has experienced severe earthquakes. If a natural disaster, power outage, outbreak of disease, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Due to the effects of the COVID-19 pandemic, we have temporarily suspended the enrollment of new patients into our Phase 1 study of MYK-224 and the enrollment of existing patients from EXPLORER-HCM rolling over into the MAVA-LTE study. In addition, we have delayed the initiation of our Phase 3 VALOR-HCM study, Phase 2 HFpEF proof-of-concept study, and our Phase 2 study of danicamtiv in patients with genetic DCM. We will continue to closely monitor the evolving situation and expect to resume patient enrollment and to initiate delayed studies as soon as conditions safely permit.  In addition, we may experience delays in the supply of drug product for our clinical trials as a result of disruptions to the operations of manufacturing facilities of some of our third-party contract manufacturers due to the COVID-19 pandemic. Any continued or subsequent measures taken by governmental authorities or businesses to contain the spread of COVID-19, or the perception that such measures may be required in the future should another outbreak occur, could adversely affect our business, financial condition or results of operations by limiting our contract manufacturers’ ability to manufacture product and forcing temporary closure of facilities that we rely upon. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19  or treat its impact, among others. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any medicines that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or medicines that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to study participants or patients;
•	loss of revenue; and
•	the inability to commercialize mavacamten, danicamtiv, MYK-224 or any other product candidates that we may develop.

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

In addition, companies trading in the stock market in general, and The NASDAQ Global Select Market (NASDAQ) in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, including the effects of the COVID-19 pandemic on the global economy, may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

As of April 22, 2020, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own approximately 50.8% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference From	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	11/18/2015	3.1

3.2	Amended and Restated Bylaws.	S-1/A	10/13/2015	3.4

4.1	Specimen Common Stock Certificate.	S-1/A	10/19/2015	4.1

10.1	Common Stock Sales Agreement, by and between the Registrant and Cowen and Company, LLC dated January 3, 2020.	8-K	1/03/2020	1.1
10.2#	Amended and Restated 2015 Employee Stock Purchase Plan.				X
10.3#	Amended and Restated Non-Employee Director Compensation Policy.				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X

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

Date: May 6, 2020	MYOKARDIA, INC.

	By:	/s/ Tassos Gianakakos
Tassos Gianakakos
President, Chief Executive Officer
(Principal Executive Officer)

Date May 6, 2020	By:	/s/ Taylor Harris
Taylor Harris Chief Financial Officer (Principal Financial and Accounting Officer)