Form 10-Q
period 2020-06-30
MyoKardia, Inc.
filed 2020-08-04
CIK 1552451

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of outstanding shares of the registrant’s common stock on July 31, 2020 was 53,003,114 shares.

MYOKARDIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

MYOKARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$659,107	$101,436
Short-term investments	258,946	314,691
Prepaid expenses and other current assets	7,075	7,709
Total current assets	925,128	423,836
Property and equipment, net	19,703	15,743
Operating lease right-of-use assets	51,189	417
Long-term investments	—	14,153
Restricted cash and other	2,706	1,945
Total assets	$998,726	$456,094
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,349	$6,237
Accrued liabilities	32,600	41,292
Operating lease liabilities - current	8,042	383
Total current liabilities	43,991	47,912
Operating lease liability	44,188	—
Other long-term liabilities	1,908	1,908
Total liabilities	90,087	49,820
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at June 30, 2020 and December 31, 2019; 52,965,033 and 46,379,073 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	1,520,101	884,486
Accumulated other comprehensive income	752	549
Accumulated deficit	(612,219)	(478,766)
Total stockholders’ equity	908,639	406,274
Total liabilities and stockholders’ equity	$998,726	$456,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$44,334	$27,708	$96,212	$53,898
Selling, general and administrative	20,251	13,856	40,153	27,407
Total operating expenses	64,585	41,564	136,365	81,305
Loss from operations	(64,585)	(41,564)	(136,365)	(81,305)
Interest and other income, net	1,012	3,172	2,924	5,443
Loss before income taxes	(63,573)	(38,392)	(133,441)	(75,862)
Income tax expense (benefit)	12	(218)	12	(218)
Net loss	(63,585)	(38,174)	(133,453)	(75,644)
Other comprehensive income	81	201	203	564
Comprehensive loss	$(63,504)	$(37,973)	$(133,250)	$(75,080)
Net loss per share, basic and diluted	$(1.27)	$(0.83)	$(2.77)	$(1.75)
Weighted average number of shares used to compute net loss per share, basic and diluted	49,878,578	46,065,901	48,222,787	43,301,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

For the six months ended June 30,
			Additional	Accumulated other		Total
	Common Stock		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	income	Deficit	Equity
BALANCE—December 31, 2019	46,379,073	$5	$884,486	$549	$(478,766)	$406,274
Issuance of common stock upon the exercise of options and release of stock awards	233,113	—	1,820	—	—	1,820
Stock-based compensation	—	—	10,752	—	—	10,752
Unrealized gains	—	—	—	122	—	122
Net loss	—	—	—	—	(69,868)	(69,868)
BALANCE—March 31, 2020	46,612,186	$5	$897,058	$671	$(548,634)	$349,100
Issuance of common stock in connection with the follow-on offering, net of issuance costs of $28,909	6,037,500	—	605,028	—	—	605,028
Issuance of common stock upon the exercise of options and release of stock awards	290,977	—	5,910	—	—	5,910
Issuance of common stock pursuant to employee stock purchase plan	24,370	—	1,229	—	—	1,229
Stock-based compensation	—	—	10,876	—	—	10,876
Unrealized gains, net of tax expense	—	—	—	81	—	81
Net loss	—	—	—	—	(63,585)	(63,585)
BALANCE—June 30, 2020	52,965,033	$5	$1,520,101	$752	$(612,219)	$908,639

For the six months ended June 30,
			Additional	Accumulated other		Total
	Common Stock		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	income/ (loss)	Deficit	Equity
BALANCE—December 31, 2018	40,288,949	$4	$573,183	$(67)	$(202,553)	$370,567
Issuance of common stock in connection with the follow-on offering, net of issuance costs of $17,638	5,663,750	1	271,212	—	—	271,213
Issuance of common stock upon the exercise of options and release of stock awards	49,076	—	280	—	—	280
Vesting of early exercised stock options	—	—	8	—	—	8
Stock-based compensation	—	—	6,981	—	—	6,981
Unrealized gains	—	—	—	363	—	363
Net loss	—	—	—	—	(37,470)	(37,470)
BALANCE—March 31, 2019	46,001,775	$5	$851,664	$296	$(240,023)	$611,942
Issuance of common stock upon the exercise of options and release of stock awards	75,326	—	716	—	—	716
Issuance of common stock pursuant to employee stock purchase plan	20,958	—	855	—	—	855
Vesting of early exercised stock options	—	—	7	—	—	7
Stock-based compensation	—	—	8,638	—	—	8,638
Unrealized gains, net of tax expense	—	—	—	201	—	201
Net loss	—	—	—	—	(38,174)	(38,174)
BALANCE—June 30, 2019	46,098,059	$5	$861,880	$497	$(278,197)	$584,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities:
Net loss	$(133,453)	$(75,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,628	15,619
Depreciation	1,576	944
Amortization of discount on investments	(477)	(656)
Income tax benefit of unrealized gains on investments	—	(218)
Loss on disposal of equipment	49	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	921	822
Operating lease right-of-use assets	1,817	1,279
Other long-term assets	(761)	125
Accounts payable	(2,719)	281
Accrued liabilities	(601)	4,428
Prepayment from collaboration partner	—	(10,717)
Operating lease liabilities	(742)	(1,390)
Net cash used in operating activities	(112,762)	(65,127)
Cash flow from investing activities:
Purchases of investments	(116,897)	(41,593)
Sales of investments	4,000	4,000
Maturities of investments	183,475	29,000
Purchases of property and equipment	(14,019)	(1,693)
Net cash provided by (used in) investing activities	56,559	(10,286)
Cash flow from financing activities:
Proceeds from issuance of common stock in follow-on offerings, net of issuance and financing costs	605,202	271,224
Proceeds from exercise of stock options and employee stock purchase plan	8,701	1,837
Net cash provided by financing activities	613,903	273,061
Net increase in cash, cash equivalents and restricted cash	557,700	197,648
Cash, cash equivalents and restricted cash, beginning of period	103,630	248,265
Cash, cash equivalents and restricted cash, end of period	$661,330	$445,913
Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in period-end accounts payable and accrued liabilities	$1,322	$17
Vesting of early exercised options and restricted stock	$—	$15
Unpaid financing-related costs	$174	$11
Non-cash exercise of stock options	$258	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

MyoKardia, Inc. (the Company) is a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious and neglected rare cardiovascular diseases. The Company was incorporated in 2012 in Delaware and its corporate headquarters are in Brisbane, California. The Company’s initial focus is on the treatment of cardiomyopathies, a group of diseases of the heart muscle. MyoKardia’s pipeline includes: mavacamten and MYK-224, which are being studied for the treatment of hypertrophic cardiomyopathy; LUS-1, being studied for the treatment of diseases of diastolic dysfunction; and danicamtiv (formerly MYK-491) and ACT-1, being studied for the treatment of diseases of systolic dysfunction.

Liquidity

The Company has incurred significant operating losses since inception and has an accumulated deficit of $612.2 million as of June 30, 2020. The Company has relied on its ability to fund its operations through private and public equity financings and to a lesser extent, through a license and collaboration arrangement with a collaboration partner, Sanofi S.A. (Sanofi) via its subsidiary, Aventis Inc. The collaboration agreement ended on December 31, 2018 and the Company had no revenues relating to its Sanofi collaboration after December 31, 2018, nor has it received reimbursements of research and development expenses after June 30, 2019. In May 2020, the Company completed a follow-on offering and received proceeds totaling approximately $605.0 million from the offering, net of underwriting discounts and commissions and offering expenses. The Company has not yet received regulatory approval to commercialize or sell any product and does not have customers. Management expects operating losses and negative operating cash flows to continue for the foreseeable future.  The Company’s ultimate success depends on the outcome of its research and development activities and anticipates the need to raise additional capital to fully implement its business plan.  The Company intends to raise such capital through the issuance of additional equity, debt and/or strategic alliances with partner companies. There is no assurance that such financing will be available or that such strategic alliances will be executed on terms acceptable to the Company, or at all.

As of June 30, 2020, the Company had $918.1 million of cash, cash equivalents and investments, which management believes will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for the twelve months following the date of issuance of these financial statements.  Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding. In addition, the Company is closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact its financial and operating results.

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

The condensed consolidated balance sheet at December 31, 2019, presented herein, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year or any interim period and should be read in conjunction with the audited financial statements for the year ended December 31, 2019 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019. The significant accounting policies used in preparation of these condensed consolidated financial statements for the periods shown are consistent with those discussed in notes to the consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K and are updated below as necessary.

The Company currently operates in one business segment, which is the identification, development and commercialization of therapies for the treatment of serious and neglected rare cardiovascular diseases and has a single reporting unit and operating segment. These interim statements, in the opinion of management, reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position and results of operations for the interim periods ended June 30, 2020 and 2019, respectively.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash as Reported in Consolidated Statements of Cash Flows

Cash as reported in the consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents and restricted cash as presented on the consolidated balance sheets. Restricted cash at June 30, 2020 and December 31, 2019 represents cash balances held as security in connection with the Company’s facility lease agreements. The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the total shown in the consolidated statements of cash flows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$659,107	$101,436
Restricted cash included in prepaid expenses and other current assets	366	337
Restricted cash included in restricted cash and other	1,857	1,857
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$661,330	$103,630

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

3. Sanofi License and Collaboration Agreement

Sanofi (Aventis Inc.)

Agreement Overview, Termination and Repurchase of Royalty Rights

Until December 31, 2018 the Company had an exclusive license and collaboration agreement (Collaboration Agreement) with Aventis Inc., a wholly-owned subsidiary of Sanofi S.A. (Sanofi). On December 31, 2018, Sanofi notified the Company of its intent to terminate the collaboration, specifically, Sanofi elected not to continue with the mavacamten, MYK-224 and danicamtiv programs.  As a result, cost sharing and Sanofi’s reimbursement of the Company’s research and development costs for mavacamten and MYK-224 ended in the first half of 2019.  At that time Sanofi had continuing rights to royalties in the event of commercialization of the mavacamten and MYK-224 programs. In July 2019, the Company repurchased those rights from Sanofi for $80.0 million.  Neither the Company nor Sanofi have any material continuing rights or obligations under the Collaboration Agreement.

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

Marketable securities are stated at their estimated fair values. The counterparties to the agreements relating to the Company’s investment securities consist of the U.S. Treasury, governmental agencies, various major corporations and financial institutions with reputable credit and therefore bear minimal credit risk. The carrying amounts for financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and approximate fair value due to their short maturities.

The Company assesses its available-for-sale debt securities under the available-for-sale debt security impairment model in ASC 326 as of each reporting date in order to determine if a portion of any decline in fair value below amortized cost basis has resulted from a credit loss. The Company records credit losses in the consolidated statements of operations and comprehensive loss as credit loss expense within other expense, net, which is limited to the difference between the fair value and the amortized cost of the security.

Accrued interest related to the Company's available-for-sale debt securities is presented within other current assets on the Company's condensed consolidated balance sheets. The Company has elected the practical expedient available to exclude accrued interest from both the fair value and the amortized cost basis of available-for-sale debt securities for the purposes of identifying and measuring any impairment. The Company writes off accrued interest once it has determined that the asset is not realizable. Any write offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not written off any accrued interest receivables associated with its marketable securities.

The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$660,289	$660,289	$—	$—
U.S. government agency obligations	186,165	—	186,165	—
Corporate securities	72,781	—	72,781	—
Total	$919,235	$660,289	$258,946	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$100,441	$100,441	$—	$—
U.S. government agency obligations	134,055	—	134,055	—
Corporate securities	194,789	—	194,789	—
Total	$429,285	$100,441	$328,844	$—

The following table is a summary of amortized cost, unrealized gain and loss, and fair value of the Company’s marketable securities by contractual maturities (in thousands):

	Fair Value Measurements at June 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$660,289	$—	$—	$660,289
Short-term investments (due within one year)	258,189	770	(13)	258,946
Total	$918,478	$770	$(13)	$919,235

	Fair Value Measurements at December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$100,440	$1	$—	$100,441
Short-term investments (due within one year)	314,181	523	(13)	314,691
Long-term investments (due between one and two years)	14,110	47	(4)	14,153
Total	$428,731	$571	$(17)	$429,285

The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2020
U.S. government agency obligations	$74,937	$(13)	$—	$—	$74,937	$(13)
Total	$74,937	$(13)	$—	$—	$74,937	$(13)
December 31, 2019
Corporate bonds	$34,265	$(15)	$—	$—	$34,265	$(15)
U.S. government agency obligations	34,989	(2)	—	—	34,989	(2)
Total	$69,254	$(17)	$—	$—	$69,254	$(17)

As of June 30, 2020, the unrealized losses on Company’s investments in U.S. Treasury obligations were caused by interest rate increases on certain Treasury bills acquired during the quarter ended June 30, 2020. Accordingly, no allowance for credit losses were recorded. As of June 30, 2020, the Company did not intend to sell such securities and it was unlikely that the Company would be required to sell the securities before the recovery of their amortized cost bases.

5. Leases

The Company determines if an arrangement is or contains a lease at inception. Operating lease right-of-use (ROU) assets and liabilities are presented separately on our consolidated balance sheets. The Company does not have any material finance leases.

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

In September 2018, the Company entered into a lease agreement for approximately 129,800 square feet of office and laboratory space at 1000 Sierra Point Parkway, Brisbane, California, which is now the Company’s corporate headquarters. The Company performed an evaluation of the lease and determined it is an operating lease. The lease commencement date was in January 2020 and on the commencement date, the Company recognized a $52.6 million ROU asset and lease liability on its consolidated balance sheet in accordance with ASC 842. The lease grants the Company an option to extend the lease for an additional 10-year period. This optional period was not included in the measurement of the ROU asset or lease liability as it was not reasonably certain that the Company would exercise the option. The lease requires the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred. These expenses were classified as variable lease costs due to the Company’s election to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

The lease provides for annual base rent of approximately $5.5 million in the first year of the lease term. The annual base rent for the second twelve months will be approximately $8.5 million, which will increase on an annual basis beginning from the 25th month to approximately $11.1 million for the tenth year of the lease.

As of June 30, 2020, the Company has capitalized $10.4 million of leasehold improvements within property and equipment and amortizes it over the lease term.

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate).

	June 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$51,189	$417

Liabilities
Operating lease liabilities - current	$8,042	$383
Operating lease liabilities - noncurrent	44,188	—
	$52,230	$383

Weighted average remaining lease term (years)	9.5	0.3
Weighted average discount rate	13.5%	6.0%

Information related to operating lease activity during the three months ended June 30, 2020 and 2019 was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Operating lease cost	$5,084	$1,415
Variable lease cost	822	—
Total lease cost	$5,906	$1,415

Operating lease right-of-use assets obtained in exchange for lease obligations	$52,589	$1,095

Operating lease payments	$4,009	$1,528

Future annual payments of operating lease liabilities as of June 30, 2020 are as follows (in thousands):

Year ending December 31:	Amount
2020 (six months remaining)	$4,303
2021	8,449
2022	8,745
2023	9,051
2024	9,368
Thereafter	52,443
Total future lease payments	92,359
Less: imputed interest	(40,129)
Total operating lease liabilities	$52,230

 The operating leases require the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

In June 2020, the Company entered into a noncancellable operating sublease for approximately 34,500 square feet of space at 1200 Sierra Point Parkway, Brisbane, California (the “sublease”). The sublease will become effective upon Landlord’s consent. The date on which the Company will record the ROU asset and lease liability on its balance sheet (the “Commencement Date”), will be the date the premises are ready for occupancy, currently anticipated to be the first quarter of 2021. The sublease expires 9 years after the Commencement Date. Future minimum rental payments during the 9-year lease term are $19.9 million in the aggregate. The sublease further provides that the Company is obligated to pay its share of certain costs, including taxes and operating expenses.

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

Property and equipment consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Scientific equipment	$12,873	$10,642
Furniture and equipment	3,188	2,572
Capitalized software	389	389
Leasehold improvements	12,150	509
Construction in progress	375	9,568
Total	28,975	23,680
Less: Accumulated depreciation	(9,272)	(7,937)
Property and equipment, net	$19,703	$15,743

Depreciation expense was $0.8 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.6 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Clinical research and development	$10,002	$11,494
Outside services	7,781	6,592
Payroll-related liabilities	9,983	11,724
Construction in progress	375	9,139
Other	4,459	2,343
Total accrued liabilities	$32,600	$41,292

7. Commitments and Contingencies

As more fully disclosed in Note 5 Leases, the Company is obligated for lease payments for its facilities at 1000 and 1200 Sierra Point Parkway in Brisbane California.

As more fully disclosed in Note 12 Subsequent Events, the Company entered into a license and collaboration agreement with Fulcrum Therapeutics (“Fulcrum”) in July 2020. The Company has made an upfront payment of $12.5 million to Fulcrum and may pay specified research, development and commercial milestone payments and additional research reimbursement of up to $302.5 million for the first product to progress through development and commercialization.

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

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of June 30, 2020 or December 31, 2019.

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

8. Stockholders’ Equity

In May 2020, the Company completed a follow-on offering and issued 6,037,500 shares of common stock at a price of $105.00 per share, which included 787,500 shares sold directly to the underwriters upon exercise of their over-allotment option. During the six months ended June 30, 2020, the Company received proceeds totaling approximately $605.0 million from the offering, net of underwriting discounts and commissions and offering expenses.

On January 3, 2020, the Company entered into a sales agreement with a sales agent to establish an at-the-market (ATM) offering program, under which the Company is permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $200 million. As of June 30, 2020, no securities have been issued pursuant to the ATM agreement.

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

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows:

	June 30, 2020	December 31, 2019
Options and awards issued and outstanding	5,926,247	5,315,254
Shares available for issuance under 2015 Stock Option and Incentive Plan	1,405,514	685,435
Shares available for issuance under 2015 Employee Stock Purchase Plan	1,579,961	1,140,541
Total	8,911,722	7,141,230

9. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to equity awards granted to employees and consultants for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$5,339	$3,795	$10,531	$6,758
Selling, general and administrative	5,538	4,843	11,097	8,861
Total	$10,877	$8,638	$21,628	$15,619

The following summarizes option and other equity award activity under the 2012 Equity Incentive Plan and 2015 Stock Option and Incentive Plan:

	Shares Subject to	Weighted Average
	Outstanding Options	Exercise Price per Share
Balance at December 31, 2019	4,574,158	$31.81
Options granted	914,129	$70.25
Options exercised	(370,959)	$20.84
Options canceled/forfeited	(130,036)	$39.77
Balance at June 30, 2020	4,987,292	$39.47

	Shares Subject to	Weighted Average
	Outstanding Awards	Grant Date Fair Value
Balance at December 31, 2019	741,096	$46.59
RSUs awarded	388,612	$70.11
RSUs released	(153,131)	$44.10
RSUs forfeited	(37,622)	$46.72
Balance at June 30, 2020	938,955	$56.73

Restricted stock units (“RSUs”) settle into shares of common stock upon vesting and the fair value is the market price on the date of grant.

In relation to stock options and awards that vest upon the achievement of performance criteria, there was $0.3 million and zero in stock-based compensation expense recorded for the three months ended June 30, 2020 and 2019, respectively and $0.7 million and zero was recorded for the six months ended June 30, 2020 and 2019, respectively. The Company begins to recognize expenses related to these stock options and awards during the period upon concluding that certain performance criteria are considered probable.

10. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net loss	$(63,585)	$(38,174)	$(133,453)	$(75,644)
Denominator
Weighted average shares outstanding	49,878,578	46,067,571	48,222,787	43,305,587
Less: weighted average shares subject to repurchase	—	(1,670)	—	(4,170)
Weighted average shares used to compute basic and diluted net loss per share	49,878,578	46,065,901	48,222,787	43,301,417
Net loss per share, basic and diluted	$(1.27)	$(0.83)	$(2.77)	$(1.75)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2020	2019
Common stock subject to repurchase	—	—
Options and awards issued and outstanding	5,926,247	5,303,268

As of June 30, 2020, the Company has contributions from plan participants of $0.5 million under the 2015 ESPP, which if converted, would be equivalent to approximately 10,000 shares based on 85% of the stock price at the beginning of the offering period. As of June 30, 2019, the Company had contributions from plan participants of $0.3 million under the 2015 ESPP, which if converted, would have been equivalent to approximately 8,000 shares based on 85% of the stock price at the beginning of the offering period.

11. Income Taxes

Income tax expense was $12 thousand for the three months ended June 30, 2020 versus a $218 thousand income tax benefit for the three months ended June 30, 2019. The amount in the prior year primarily represents the tax effect of the unrealized gain on the Company's short term and long term investments, resulting in an allocation of tax benefit to continuing operations under the exception to the incremental approach for intraperiod tax allocation. The Company adopted ASU 2019-12 for the year beginning January 1, 2020, which eliminates the exception to the incremental approach for intraperiod tax allocation. Income tax expense for the current year represents a provision for foreign income taxes.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States Congress on March 27, 2020.  The Company has not participated in any provision of the CARES Act to date and has decided not to apply for a loan under the Paycheck Protection Program (“PPP”) component of this legislation.  The CARES Act did not impact the Company’s provision for income taxes or consolidated financial statements for the three and six months ended June 30, 2020.

12. Subsequent Events

Multi-Target Collaboration and License Agreement with Fulcrum Therapeutics, Inc.

In July 2020, the Company entered into a multi-target collaboration and license agreement with Fulcrum Therapeutics, Inc. (“Fulcrum”), to discover, develop and commercialize novel targeted therapies for the treatment of genetic cardiomyopathies (the “Fulcrum Agreement”). Under the Fulcrum Agreement, the Company has paid Fulcrum $12.5 million at the close of the transaction and Fulcrum may be eligible to receive research, development and commercial milestone payments and additional research reimbursements of up to $302.5 million for a first product to progress through development and commercialization. If the Company chooses to develop and commercialize products directed to more targets under the collaboration, Fulcrum may be eligible for milestone payments of up to $150.0 million for a follow-on target and $298.5 million for an additional cardiomyopathy target. Fulcrum may also be eligible to receive tiered royalty payments in the mid single digits to low double digits on net sales for any products under the collaboration that are commercialized.

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

Our lead clinical-stage candidate is mavacamten, a novel, oral, allosteric modulator of cardiac myosin being developed for the treatment of hypertrophic cardiomyopathy (HCM). Mavacamten is intended to reduce cardiac muscle contractility by inhibiting the excessive myosin-actin cross-bridge formation that underlies the excessive contractility, left ventricular hypertrophy and reduced compliance characteristic of HCM. In 2016, mavacamten was granted Orphan Drug Designation by the United States Food and Drug Administration (FDA) for the treatment of symptomatic obstructive HCM.  In May 2020 we announced positive top-line results from  the pivotal Phase 3 EXPLORER-HCM study of mavacamten in patients with symptomatic, obstructive HCM. In July 2020 we announced that mavacamten had been granted Breakthrough Therapy Designation by the FDA.  We plan to file a New Drug Application seeking regulatory approval of mavacamten for the treatment of obstructive HCM in the first quarter of 2021.

In addition to the EXPLORER-HCM study of mavacamten, we are conducting a MAVA long-term extension (LTE) study of mavacamten, which will include patients from our Phase 3 EXPLORER-HCM study and the Phase 2 MAVERICK-HCM in non-obstructive HCM. In March 2020, in order to protect the safety of study participants, investigators and staff, and to ensure consistent and appropriate clinical trial conduct in light of the COVID-19 pandemic, we temporarily suspended new patient enrollment in the MAVA-LTE study but enrollment resumed in the second quarter of 2020.

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

In August 2020 we announced the initiation of Phase 3 VALOR-HCM clinical trial designed to evaluate mavacamten as a potential alternative to septal reduction therapy (SRT) in obstructive HCM patients. SRT is a highly invasive procedure consisting of a surgical or catheter-based therapy that eliminates or reduces the left ventricular outflow tract obstruction. The Phase 3 VALOR-HCM trial is a double-blind, placebo-controlled, multicenter study that will enroll approximately 100 individuals randomized 1:1 for a 16-week placebo-controlled period, with an interim analysis planned after 50 subjects have completed treatment through Week 16.

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

We recently announced interim results from a Phase 2a multiple-ascending dose clinical trial of danicamtiv in patients with stable heart failure. This trial follows the completion of two single-ascending dose Phase 1 studies in healthy volunteers and in patients with dilated cardiomyopathy, a disease of systolic dysfunction that can result in heart failure. In the Phase 2a study, danicamtiv was generally well-tolerated, and was associated with clinically meaningful improvements in left ventricular (LV) contractility, including statistically significant increases in LV stroke volume without impairing diastolic function (the heart’s ability to relax and fill). Danicamtiv treatment also improved left atrial volume and function, a new and potentially important finding given that left atrial size is a well-established prognostic factor for atrial fibrillation. Patient enrollment into the Phase 2 study of danicamtiv in patients with genetic dilated cardiomyopathy is scheduled to begin in the second half of 2020. We expect to initiate a Phase 2 study in patients with systolic heart failure and paroxysmal or persistent atrial fibrillation in the first half of 2021.

In August 2019, we commenced dosing healthy volunteers in a Phase 1 study of small molecule MYK-224. In March 2020, in response to the coronavirus pandemic, we paused new patient enrollment in the Phase 1 healthy volunteer study of MYK-224; we have since resumed patient enrollment in the study.

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

Financial Overview

We have not generated net income from operations and, as of June 30, 2020, had an accumulated deficit of $612.2 million, primarily as a result of research and development and selling, general and administrative expenses. We have not generated any revenue from product sales since our inception and have funded our operations primarily through the issuance of equity securities and payments from Sanofi pursuant to a Collaboration Agreement with Sanofi that was terminated in December 2018. We expect to incur significant and increasing losses from operations for the foreseeable future and we can provide no assurance that we will ever generate significant revenue or profits. As of June 30, 2020, we have cash and cash equivalents of $661.3 million and investments of $258.8 million.

In May 2020, we completed a follow-on offering and issued 6,037,500 shares of common stock at a price of $105.00 per share, which included 787,500 shares sold directly to the underwriters upon exercise of their over-allotment option. During the six months ended June 30, 2020, we received proceeds totaling approximately $605.0 million from the offering, net of underwriting discounts and commissions and offering expenses.

On January 3, 2020, we entered into a sales agreement with a sales agent to establish an at-the-market (ATM) offering program, under which we are permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $200 million. As of June 30, 2020, no securities have been issued pursuant to the ATM agreement.

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

Research and development expenses incurred in the development and potential commercialization of mavacamten, danicamtiv and other product candidates are shown net of zero and $8.6 million in reductions in expense due to Sanofi research and development reimbursements during the three months ended June 30, 2020 and 2019, respectively, and zero and $18.5 million during the six months ended June 30, 2020 and 2019, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Mavacamten	$24,012	$9,474	$52,925	$22,097
Danicamtiv	2,314	4,817	6,692	9,646
Stock-based compensation	5,339	3,795	10,531	6,758
Other	12,669	9,622	26,064	15,397
Total research and development expenses	$44,334	$27,708	$96,212	$53,898

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table compares the operating results (in thousands):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$44,334	$27,708	16,626	60%
Selling, general and administrative	20,251	13,856	6,395	46%
Total operating expenses	64,585	41,564	23,021	55%
Loss from operations	(64,585)	(41,564)	(23,021)	55%
Interest and other income, net	1,012	3,172	(2,160)	-68%
Income tax expense (benefit)	12	(218)	230	-106%
Net loss	$(63,585)	$(38,174)	$(25,411)	67%

Research and Development Expenses

Research and development expenses increased $16.6 million, or 60%, from $27.7 million for the three months ended June 30, 2019 to $44.3 million for the three months ended June 30, 2020. The increase in research and development expenses was primarily due to the following:

•	a $8.6 million decrease in research and development reimbursements from Sanofi;
•	a $3.6 million increase in personnel expenses due to a higher employee headcount;
•	a $2.5 million increase in facility and information technology expenses;
•	a $2.4 million increase in professional and consultant fees;
•	a $1.5 million increase in stock compensation expense;
•	a $0.9 million increase in contract manufacturing;
•	a $0.7 million increase in contract research;
•	offset by a $2.8 million decrease in clinical expenses due to completion of the EXPLORER clinical trial and reduced activity due to the COVID-19 pandemic; and
•	a $0.8 million decrease in preclinical and laboratory supplies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.4 million, or 46%, from $13.9 million for the three months ended June 30, 2019 to $20.3 million for the three months ended June 30, 2020. The increase in selling, general and administrative expenses was primarily due to the following:

•	a $2.3 million increase in personnel expenses due to a higher employee headcount;
•	a $1.5 million increase in professional fees;
•	a $1.1 million increase in marketing expenses;
•	a $0.7 million increase in stock compensation expense; and
•	a $0.8 million increase in software, facilities and other.

Interest and Other Income, Net

Interest and other income decreased $2.2 million, or 68%, from $3.2 million for the three months ended June 30, 2019 to $1.0 million for the three months ended June 30, 2020. The decrease in interest income was primarily due to lower interest earned on lower invested balances and lower interest rates on investments.

Income Tax Expense (Benefit)

Income taxes expense was $12 thousand for the three months ended June 30, 2020 versus a $218 thousand income tax benefit for the three months ended June 30, 2019. The amount in the prior year primarily represents the tax effect of the unrealized gain on the Company's short term and long term investments, resulting in an increase in deferred tax liabilities and a decrease in the valuation allowance.  Income tax expense for the current year represents a provision for foreign income taxes.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table compares the operating results (in thousands):

	Six Months Ended June 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	96,212	53,898	42,314	79%
Selling, general and administrative	40,153	27,407	12,746	47%
Total operating expenses	136,365	81,305	55,060	68%
Loss from operations	(136,365)	(81,305)	(55,060)	68%
Interest and other income, net	2,924	5,443	(2,519)	-46%
Income tax expense (benefit)	12	(218)	230	-106%
Net loss	$(133,453)	$(75,644)	$(57,579)	76%

Research and Development Expenses

Research and development expenses increased $42.3 million, or 79%, from $53.9 million for the six months ended June 30, 2019 to $96.2 million for the six months ended June 30, 2020. The increase in research and development expenses was primarily due to the following:

•	a $18.5 million decrease in research and development reimbursements from Sanofi;
•	a $7.6 million increase in personnel expenses due to a higher employee headcount;
•	a $5.5 million increase in facility and information technology expenses;
•	a $4.8 million increase in professional and consultant fees;
•	a $3.8 million increase in stock compensation expense;
•	a $1.7 million increase in contract manufacturing;
•	a $0.9 million increase in clinical expenses related to our mavacamten and danicamtiv clinical trials;
•	a $0.6 million increase in medical affairs expense and other;
•	offset by a $1.1 million decrease in contract research, lab supplies and preclinical expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.7 million, or 47%, from $27.4 million for the six months ended June 30, 2019 to $40.2 million for the six months ended June 30, 2020. The increase in selling, general and administrative expenses was primarily due to the following:

•	a $4.2 million increase in personnel expenses due to a higher employee headcount;
•	a $2.4 million increase in professional fees;
•	a $2.3 million increase in marketing expenses;
•	a $2.2 million increase in stock compensation expense;
•	a $1.1 million increase in software, facilities and other; and
•	a $0.5 million increase in recruiting expenses.

Interest and Other Income, Net

Interest and other income decreased $2.5 million, or 46%, from $5.4 million for the six months ended June 30, 2019 to $2.9 million for the six months ended June 30, 2020. The decrease in interest income was primarily due to lower interest earned on lower invested balances and lower interest rates on investments.

Income Tax Expense (Benefit)

Income taxes expense was $12 thousand for the six months ended June 30, 2020 versus a $218 thousand income tax benefit for the six months ended June 30, 2019. The amount in prior year primarily represents the tax effect of the unrealized gain on the Company's short term and long term investments, resulting in an increase in deferred tax liabilities and a decrease in the valuation allowance.  Income tax expense for the current year represents a provision for foreign income taxes.

Liquidity and Capital Resources

We consider the following when assessing our liquidity and capital resources (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$659,107	$101,436
Short-term investments	$258,946	$314,691
Long-term investments	$-	$14,153

In May 2020, we completed a follow-on offering and issued 6,037,500 shares of common stock at a price of $105.00 per share, which included 787,500 shares sold directly to the underwriters upon exercise of their over-allotment option. During the six months ended June 30, 2020, we received proceeds totaling approximately $605.0 million from the offering, net of underwriting discounts and commissions and offering expenses.

Since inception, we have funded our operations primarily through the issuance of our equity securities and payments from Sanofi pursuant to the Collaboration Agreement, which was terminated in December 2018. All our investments are in investment-grade securities.

On January 3, 2020, we entered into a sales agreement with a sales agent to establish an at-the-market (ATM) offering program, under which we are permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $200 million. As of June 30, 2020, no securities have been issued pursuant to the ATM agreement.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(112,762)	$(65,127)
Investing activities	56,559	(10,286)
Financing activities	613,903	273,061
Net increase in cash, cash equivalents and restricted cash	$557,700	$197,648

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $112.8 million. Primary cash outflows consist of payroll and benefits of $34.9 million and payments for accounts payable, accrued liabilities and other of $77.9 million.

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

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2020 was $56.6 million and consisted of sales and maturities of investments of $4.0 million and $183.5 million, respectively, offset by cash outflows of $116.9 million in purchases of short-term investments and $14.0 million for leasehold improvements and purchases of equipment, which was related to the occupancy of our new corporate headquarters in Brisbane, California in January 2020.

Cash used in investing activities for the six months ended June 30, 2019 primarily consisted of purchases of investments of $41.6 million and purchases of equipment of $1.7 million, offset by sales and maturities of investments of $4.0 million and $29.0 million, respectively.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $613.9 million and consisted of $605.2 million in cash (before unpaid financing costs) from the issuance of common stock in our May 2020 equity offering and $8.7 million received from stock option exercises.

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

Contractual Obligations and Commitments

In June 2020, we entered into a noncancelable operating sublease for approximately 34,500 square feet of office space at 1200 Sierra Point Parkway, Brisbane, California. The sublease will become effective upon Landlord’s consent. We will become responsible for paying rent when the premises are ready for occupancy, currently anticipated to be in the first quarter of 2021. Future minimum rental payments during the 9-year lease term are $19.9 million in the aggregate. The sublease further provides that the Company is obligated to pay its share of certain costs, including taxes and operating expenses.

As more fully disclosed in Note 12 to the footnotes to the condensed consolidated financial statements, in July 2020, the Company entered into a license and collaboration agreement with Fulcrum Therapeutics, or Fulcrum, to discover, develop and commercialize novel targeted therapies for the treatment of genetic cardiomyopathy. The Company has made an upfront payment of $12.5 million to Fulcrum. The Company may pay specified research, development and commercial milestone payments and additional research reimbursement of up to $302.5 million for the first product to progress through development and commercialization.

Except for the sublease and license and collaboration agreement discussed above, there have been no material changes to our contractual obligations during the six months ended June 30, 2020, as compared to those disclosed in our Annual Report.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2020, we had cash, cash equivalents and investments of $918.1 million, consisting of interest-bearing money market accounts and money market funds, which would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities of our cash and cash equivalents and the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash, cash equivalents or investments.

In addition, we are also exposed to foreign currency exchange rate risk inherent in our contracts with research institutions and contract research organizations as certain services are performed by them outside the United States. We have immaterial payments due  in Australian dollars and Euros. A hypothetical 10% adverse movement in those currencies would not have had a material impact on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We depend heavily on the success of mavacamten, danicamtiv and MYK-224, our initial product candidates. Other than mavacamten, danicamtiv and MYK-224, all of our other programs are in discovery or preclinical development. Clinical trials and preclinical studies of our product candidates may not be successful. If we are unable to successfully develop and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification and development of our initial product candidates, mavacamten and MYK-224 for the treatment of hypertrophic cardiomyopathy (HCM) and danicamtiv for the treatment of dilated cardiomyopathy (DCM). We are currently evaluating mavacamten, danicamtiv and MYK-224 in clinical trials, and if these product candidates fail to demonstrate safety or efficacy in their respective target indications to the satisfaction of the U.S. Food and Drug Administration (FDA) or other comparable regulatory authorities, we will need to identify and rely on other product candidates or target indications, or both, for clinical development. All of our other programs are still in discovery or preclinical development. Our ability to generate revenue from product sales, which we do not expect will occur for years, if ever, will depend heavily on the successful development and eventual commercialization of mavacamten, danicamtiv, MYK-224 or other product candidates that we may identify from our precision medicine platform.

The success of mavacamten, danicamtiv, MYK-224 and any other product candidates that we discover and develop will depend on many factors, including the following:

•

timely and successful initiation of, enrollment in, and completion of, clinical trials, including our Phase 3 VALOR-HCM clinical trial of mavacamten, our Phase 2 clinical trial of danicamtiv in genetic DCM, our Phase 1 clinical trial of MYK-224 and any additional clinical trials of these product candidates;

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

The time required to obtain approval by the FDA, the European Medicines Agency (EMA) and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

We may seek one or more additional special designations from regulatory authorities to expedite the review and approval process for our product candidates, including Breakthrough Therapy Designation or Fast Track Designation. These designations may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We have been granted Breakthrough Therapy Designation for mavacamten by the FDA and may seek additional special designations from regulatory authorities to expedite the review and approval process for our product candidates, including Fast Track Designation.

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

If we are unable to maintain any existing Breakthrough Therapy Designation or Fast Track Designation or fail to secure such designation for any additional product candidates, this would have an adverse impact on our development timelines and our ability to obtain approval for and commercialize our product candidates.

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

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research and development focus to a company capable of supporting pre-commercial and commercial activities. If we are not successful in such a transition, our business, results and financial condition will be harmed.

We have a history of significant losses and anticipate that we will continue to incur losses for the near future and may not achieve or sustain profitability and, as a result, you may lose all or part of your investment.

Our initial product candidates, mavacamten, danicamtiv and MYK-224, are in various stages of clinical testing and we must successfully complete our ongoing clinical trials of mavacamten and conduct significant additional clinical trials for danicamtiv and MYK-224 before we can seek the regulatory approvals necessary to begin commercial sales of these or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations. Our net loss for the quarter ended June 30, 2020 was $63.6 million and as of June 30, 2020, we had an accumulated deficit of $612.2 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

Even if one or more of the product candidates that we are developing is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our expectations if we are required by the FDA, EMA or other regulatory agencies, domestic or foreign, to perform clinical trials and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

As of June 30, 2020, our cash, cash equivalents and investments totaled $918.1 million. We intend to use our cash, cash equivalents and investments to support the regulatory approval process and potential commercial launch of mavacamten for the treatement of obstructive HCM, if approved; to fund ongoing and potential later-stage clinical studies of mavacamten in non-obstructive HCM and targeted heart failure with preserved ejection fraction (HFpEF), danicamtiv in targeted segments of systolic heart failure and MYK-224; to advance ACT-1 and LUS-1 into clinical development; to fund ongoing preclinical, discovery and research programs; and for working capital, business development and other general corporate purposes.  However, our operating plan may change as a result of many factors currently unknown to us, including the effects of the COVID-19 pandemic on our research and development activities and our commercial launch activities for mavacamten, if approved, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we may require additional capital to obtain regulatory approval for, and to commercialize, mavacamten, danicamtiv, MYK-224 or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

At any time and for any reason, we may determine that one or more of our discovery or development programs or preclinical or clinical product candidates or programs, including any program subject to a third-party collaboration agreement, such as our strategic collaboration and license agreement with Fulcrum Therapeutics, Inc., does not have sufficient potential to warrant the allocation of resources toward such program or drug candidate. Accordingly, we may choose not to develop a potential drug candidate or elect to suspend, deprioritize or terminate one or more of our discovery or development programs or preclinical drug candidates or programs. If we suspend, deprioritize or terminate a program or drug candidate in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or drug candidates. In addition, for any discontinued program or product candidate subject to a third-party collaboration, we may lose rights under, or otherwise fail to realize the anticipated benefits of, the collaboration.

Risks Related to Our Reliance on Third Parties

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

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19) has evolved into a global pandemic. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, and restricted on-site staff to only those required to maintain the facilities and equipment, perform and support research activities and support financial and IT activities.

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

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact review, inspection and approval timelines;
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

In the field of heart failure drug development, our principal competitors include Amgen Inc., AstraZeneca plc, Bayer AG, Bristol-Myers Squibb Company, C.H. Boehringer Sohn AG & Co. KG, Eli Lilly and Company, Novartis AG and Takeda Pharmaceutical Company Limited. Specific to our initial drug discovery and development focus areas, we believe that Cytokinetics, Inc., Takeda Pharmaceutical Company Limited, Novartis AG and Biomarin Pharmaceutical, Inc. have ongoing programs in HCM and that Novartis AG, Pfizer Inc., Tenaya Therapeutics, Berlin Cures, Zensun (Shanghai) Sci. & Tech. Co., Ltd. and Renovacor, Inc. have ongoing programs in DCM. Additionally, there may be other companies pursuing therapeutic candidates from which we face current or future competition.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. The U.S. federal government had set a goal of moving 50% of Medicare payments into these “Alternative Payment Models” by the end of 2018. In addition, recently there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their commercial products. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

As of June 30, 2020, we had 275 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Over the next several years, we expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Earthquakes, outbreak of disease, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. For example, our corporate headquarters is located in the San Francisco Bay Area, which in the past has experienced severe earthquakes. If a natural disaster, power outage, outbreak of disease, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Due to the effects of the COVID-19 pandemic, during March we temporarily suspended the enrollment of new patients into our Phase 1 study of MYK-224 and the enrollment of existing patients from EXPLORER-HCM rolling over into the MAVA-LTE study; however enrollment in both studies has resumed. In addition, we have delayed the initiation of our Phase 2 HFpEF proof-of-concept study into 2021 and our Phase 2 study of danicamtiv in patients with genetic DCM into the second half of 2020. We will continue to closely monitor the evolving situation and expect to resume patient enrollment and to initiate delayed studies as soon as conditions safely permit.  Although no delays have been noted to date, we may experience delays in the supply of drug product for our clinical trials as a result of disruptions to the operations of manufacturing facilities of some of our third-party contract manufacturers due to the COVID-19 pandemic. Any continued or subsequent measures taken by governmental authorities or businesses to contain the spread of COVID-19, or the perception that such measures may be required in the future should another outbreak occur, could adversely affect our business, financial condition or results of operations by limiting our contract manufacturers’ ability to manufacture product and forcing temporary closure of facilities that we rely upon. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

In addition, the amount of post-2017 NOLs that we are permitted to deduct in any taxable year beginning after December 31, 2020 is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. Any NOL arising in a taxable year beginning after December 31, 2020 may not be carried back to prior taxable years, while post-2017 unused NOLs may be carried forward indefinitely. There is a risk that due to legislative or regulatory changes or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

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

As of September 20, 2020, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own approximately 44.9% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference From	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	11/18/2015	3.1

3.2	Amended and Restated Bylaws.	S-1/A	10/13/2015	3.4

4.1	Specimen Common Stock Certificate.	S-1/A	10/19/2015	4.1
10.1#	Amended and Restated 2015 Employee Stock Purchase Plan				X

10.2#	Amended and Restated Non-Employee Director Compensation Policy				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X

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

Date: August 4, 2020	MYOKARDIA, INC.

	By:	/s/ Tassos Gianakakos
Tassos Gianakakos
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2020	By:	/s/ Taylor Harris
Taylor Harris Chief Financial Officer (Principal Financial and Accounting Officer)