Form 10-Q
period 2020-09-30
MyoKardia, Inc.
filed 2020-11-05
CIK 1552451

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of outstanding shares of the registrant’s common stock on November 1, 2020 was 53,322,904 shares.

MYOKARDIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

MYOKARDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$675,541	$101,436
Short-term investments	220,338	314,691
Consideration due from related party	35,000	—
Prepaid expenses and other current assets	12,865	7,709
Total current assets	943,744	423,836
Property and equipment, net	19,982	15,743
Operating lease right-of-use assets	50,433	417
Long-term investments	—	14,153
Related party warrant derivative asset	18,765	—
Restricted cash and other	2,737	1,945
Total assets	$1,035,661	$456,094
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,554	$6,237
Accrued liabilities	40,043	41,292
Operating lease liabilities - current	7,891	383
Total current liabilities	52,488	47,912
Operating lease liability	43,717	—
Related party liability	93,765	—
Other long-term liabilities	713	1,908
Total liabilities	190,683	49,820
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at September 30, 2020 and December 31, 2019; 53,308,689 and 46,379,073 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	1,541,679	884,486
Accumulated other comprehensive income	257	549
Accumulated deficit	(696,963)	(478,766)
Total stockholders’ equity	844,978	406,274
Total liabilities and stockholders’ equity	$1,035,661	$456,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$59,074	$47,372	$155,286	$101,270
Selling, general and administrative	26,329	17,746	66,482	45,153
Repurchase of royalty rights	—	80,000	—	80,000
Total operating expenses	85,403	145,118	221,768	226,423
Loss from operations	(85,403)	(145,118)	(221,768)	(226,423)
Interest and other income, net	668	3,332	3,592	8,775
Loss before income taxes	(84,735)	(141,786)	(218,176)	(217,648)
Income tax expense (benefit)	9	16	21	(202)
Net loss	(84,744)	(141,802)	(218,197)	(217,446)
Other comprehensive (loss) income	(495)	(44)	(292)	520
Comprehensive loss	$(85,239)	$(141,846)	$(218,489)	$(216,926)
Net loss per share, basic and diluted	$(1.60)	$(3.07)	$(4.38)	$(4.91)
Weighted average number of shares used to compute net loss per share, basic and diluted	53,101,453	46,133,068	49,860,879	44,255,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

For the nine months ended September 30,
			Additional	Accumulated other		Total
	Common Stock		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	income	Deficit	Equity
BALANCE—December 31, 2019	46,379,073	$5	$884,486	$549	$(478,766)	$406,274
Issuance of common stock upon the exercise of options and release of stock awards	233,113	—	1,820	—	—	1,820
Stock-based compensation	—	—	10,752	—	—	10,752
Unrealized gains	—	—	—	122	—	122
Net loss	—	—	—	—	(69,868)	(69,868)
BALANCE—March 31, 2020	46,612,186	$5	$897,058	$671	$(548,634)	$349,100
Issuance of common stock in connection with the follow-on offering, net of issuance costs of $28,909	6,037,500	—	605,028	—	—	605,028
Issuance of common stock upon the exercise of options and release of stock awards	290,977	—	5,910	—	—	5,910
Issuance of common stock pursuant to employee stock purchase plan	24,370	—	1,229	—	—	1,229
Stock-based compensation	—	—	10,876	—	—	10,876
Unrealized gains, net of tax expense	—	—	—	81	—	81
Net loss	—	—	—	—	(63,585)	(63,585)
BALANCE—June 30, 2020	52,965,033	$5	$1,520,101	$752	$(612,219)	$908,639
Issuance of common stock upon the exercise of options and release of stock awards	343,656	—	10,195	—	—	10,195
Stock-based compensation	—	—	11,347	—	—	11,347
Unrealized loss, net of tax benefit	—	—	—	(495)	—	(495)
Net loss	—	—	—	—	(84,744)	(84,744)
Adjustment for issuance costs	—	—	36	—	—	36
BALANCE—September 30, 2020	53,308,689	$5	$1,541,679	$257	$(696,963)	$844,978

For the nine months ended September 30,
			Additional	Accumulated other		Total
	Common Stock		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	income/ (loss)	Deficit	Equity
BALANCE—December 31, 2018	40,288,949	$4	$573,183	$(67)	$(202,553)	$370,567
Issuance of common stock in connection with the follow-on offering, net of issuance costs of $17,638	5,663,750	1	271,212	—	—	271,213
Issuance of common stock upon the exercise of options and release of stock awards	49,076	—	280	—	—	280
Vesting of early exercised stock options	—	—	8	—	—	8
Stock-based compensation	—	—	6,981	—	—	6,981
Unrealized gains	—	—	—	363	—	363
Net loss	—	—	—	—	(37,470)	(37,470)
BALANCE—March 31, 2019	46,001,775	$5	$851,664	$296	$(240,023)	$611,942
Issuance of common stock upon the exercise of options and release of stock awards	75,326	—	716	—	—	716
Issuance of common stock pursuant to employee stock purchase plan	20,958	—	855	—	—	855
Vesting of early exercised stock options	—	—	7	—	—	7
Stock-based compensation	—	—	8,638	—	—	8,638
Unrealized gains, net of tax expense	—	—	—	201	—	201
Net loss	—	—	—	—	(38,174)	(38,174)
BALANCE—June 30, 2019	46,098,059	$5	$861,880	$497	$(278,197)	$584,185
Issuance of common stock upon the exercise of options and release of stock awards	120,866	—	1,739	—	—	1,739
Stock-based compensation	—	—	8,275	—	—	8,275
Unrealized loss, net of tax benefit	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(141,802)	(141,802)
BALANCE—September 30, 2019	46,218,925	$5	$871,894	$453	$(419,999)	$452,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities:
Net loss	$(218,197)	$(217,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	32,975	23,894
Depreciation	2,459	1,441
Amortization of discount on investments	(469)	(1,034)
Income tax benefit of unrealized gains on investments	—	(202)
Loss on disposal of equipment	49	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(4,897)	(2,457)
Operating lease right-of-use assets	2,573	2,007
Other long-term assets	(370)	(169)
Accounts payable	(1,321)	3,589
Accrued liabilities	7,517	14,702
Prepayment from collaboration partner	—	(12,973)
Operating lease liabilities	(1,364)	(2,171)
Consideration received from related party	40,000	—
Other long-term liabilities	(1,195)	1,907
Net cash used in operating activities	(142,240)	(188,912)
Cash flow from investing activities:
Purchases of investments	(128,892)	(145,792)
Sales of investments	4,000	4,000
Maturities of investments	233,575	47,000
Purchases of property and equipment	(15,875)	(1,978)
Net cash provided by (used in) investing activities	92,808	(96,770)
Cash flow from financing activities:
Proceeds from issuance of common stock in follow-on offerings, net of issuance costs	605,064	271,224
Proceeds from exercise of stock options and employee stock purchase plan	18,848	3,573
Net cash provided by financing activities	623,912	274,797
Net increase in cash, cash equivalents and restricted cash	574,480	(10,885)
Cash, cash equivalents and restricted cash, beginning of period	103,630	248,265
Cash, cash equivalents and restricted cash, end of period	$678,110	$237,380
Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in period-end accounts payable and accrued liabilities	$628	$1,689
Vesting of early exercised options and restricted stock	$—	$15
Non-cash exercise of stock options	$306	$17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYOKARDIA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

MyoKardia, Inc. (the Company) is a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious cardiovascular diseases. The Company was incorporated in 2012 in Delaware and its corporate headquarters are in Brisbane, California. The Company’s initial focus is on the treatment of cardiomyopathies, a group of diseases of the heart muscle. The Company’s pipeline includes: mavacamten and MYK-224, which are being studied for the treatment of hypertrophic cardiomyopathy; LUS-1, being studied for the treatment of diseases of diastolic dysfunction; and danicamtiv (formerly MYK-491) and ACT-1, being studied for the treatment of diseases of systolic dysfunction.

Liquidity

The Company has incurred significant operating losses since inception and has an accumulated deficit of $697.0 million as of September 30, 2020. The Company has relied on its ability to fund its operations through private and public equity financings and to a lesser extent, through a license and collaboration arrangement with a collaboration partner, Sanofi S.A. (Sanofi) via its subsidiary, Aventis Inc. The collaboration agreement ended on December 31, 2018 and the Company had no revenues relating to its Sanofi collaboration after December 31, 2018, nor has it received reimbursements of research and development expenses after June 30, 2019. In May 2020, the Company completed a follow-on offering and received proceeds totaling approximately $605.0 million from the offering, net of underwriting discounts and commissions and offering expenses. The Company has not yet received regulatory approval to commercialize or sell any product and does not have customers. Management expects operating losses and negative operating cash flows to continue for the foreseeable future.  The Company’s ultimate success depends on the outcome of its research and development activities and anticipates the need to raise additional capital to fully implement its business plan.  The Company intends to raise such capital through the issuance of additional equity, debt and/or strategic alliances with partner companies. There is no assurance that such financing will be available or that such strategic alliances will be executed on terms acceptable to the Company, or at all.

As of September 30, 2020, the Company had $895.9 million of cash, cash equivalents and investments, which management believes will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for the twelve months following the date of issuance of these financial statements.  Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding. In addition, the Company is closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact its financial and operating results.

The Company will continue to assess its operating expenses and cash and cash equivalents and, if circumstances warrant, the Company will make appropriate adjustments to its operating plan.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, include the Company’s accounts and those of its wholly owned subsidiaries MyoKardia Australia Pty Ltd and MyoKardia Europe B.V., and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company currently operates in one business segment, which is the identification, development and commercialization of therapies for the treatment of serious cardiovascular diseases and has a single reporting unit and operating segment. These interim statements, in the opinion of management, reflect all normal recurring adjustments necessary for the fair statement of the Company’s financial position and results of operations for the interim periods ended September 30, 2020 and 2019, respectively.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash as Reported in Consolidated Statements of Cash Flows

Cash as reported in the consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents and restricted cash as presented on the consolidated balance sheets. Restricted cash at September 30, 2020 and December 31, 2019 represents cash balances held as security in connection with the Company’s facility lease agreements. The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the total shown in the consolidated statements of cash flows (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$675,541	$101,436
Restricted cash included in prepaid expenses and other current assets	290	337
Restricted cash included in restricted cash and other	2,279	1,857
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$678,110	$103,630

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trials accrued liabilities, income tax valuation allowance, stock-based compensation and warrant valuation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

3. License and Collaboration Agreements

LianBio

Exclusive License Agreement with LianBio Licensing, LLC

In August 2020, the Company entered into an agreement (the “LianBio Agreement”) with  LianBio, a company incorporated in the Cayman Islands, and its wholly owned subsidiary, LianBio Licensing, LLC. Under the LianBio Agreement, the Company granted an exclusive, royalty-bearing right and license to develop, have manufactured, commercialize, use, offer for sale, sell, have sold, and import mavacamten in China and other territories in Asia (the “Territories”). LianBio will initially pursue a registration strategy for mavacamten in China for obstructive HCM, with plans for additional indications to follow.  The agreement provides for the supply  and shipment of mavacamten by the Company.  Due to the nature of the laws and regulatory environment in China that will dictate how the companies will be able to operationalize the agreement, the nature of the relationship between the Company and LianBio cannot be determined until further commercial terms are negotiated. In connection with the LianBio Agreement, the Company’s Chief Executive Officer was appointed to LianBio’s Board of Directors.

Under the LianBio Agreement, the Company received a payment of $40.0 million at closing, with an additional $35.0 million unconditionally due 45 days after the earlier of six months following the date of the LianBio Agreement or a specified financing event for LianBio. The specified financing event occurred on October 29, 2020. The Company also received a warrant to purchase 170,000 ordinary shares of Lian Cardiovascular, a wholly owned subsidiary of LianBio. The warrant is immediately exercisable at $275.00 per share, representing 17% of the ordinary shares of Lian Cardiovascular upon issuance.  The warrant was recorded at a fair value of $18.7 million (see Note 4. Fair Value Measurements) on the date of issuance. The Company will be eligible to receive regulatory and sales milestone payments of up to $60.0 million and $87.5 million, respectively, as well as royalties ranging from low to upper teens on the sale of mavacamten in the Territories. The LianBio Agreement does not include a clinical development or commercial supply agreement, which would include pricing and delivery terms; however, it states that the agreements will be negotiated between the Company and LianBio in good faith. The Company and LianBio have also agreed that in the case of China, where a two invoice policy is required, the parties will use commercially reasonable efforts to distribute mavacamten directly or indirectly in China.  However, due to the regulatory requirements, such as the two invoice policy, the role LianBio will play in commercializing mavacamten remains to be decided by the parties.  The LianBio Agreement provides that the commercial supply agreement will be negotiated within 90 days following the first submission of a new drug application for mavacamten in the Territories, currently anticipated to be no sooner than the fourth quarter of 2021.

The Company assessed the LianBio Agreement and concluded that the LianBio Agreement is incomplete.  The parties have yet to determine the supply and distribution terms in the Territories, including the clinical and commercial supply agreements, and therefore the Company has concluded that there are incomplete commercial terms, which if complete, would enable the Company to conclude on the applicable accounting treatment for the arrangement. The Company has deferred the consideration already received from and committed by LianBio until such time information is available that will enable the Company to apply the appropriate accounting framework. Due to the Company’s receipt of a warrant exercisable for 17% of the ordinary shares of Lian Cardiovascular, and the Company’s Chief Executive Officer’s position on the LianBio’s Board of Directors, the Company has concluded that LianBio is a related party. The Company recorded the total consideration of $93.7 million, consisting of the $40.0 million in cash, $35.0 million consideration due from related party and $18.7 million in fair value of the warrant, as a noncurrent related party liability, and recorded the $35.0 million consideration due from related party as a current asset due to its short-term nature. The related party warrant derivative asset was recorded as a non-current asset and changes to its fair value will be recorded in other income (expense) at each reporting period.

Fulcrum Therapeutics, Inc.

Multi-Target Collaboration and License Agreement with Fulcrum Therapeutics, Inc.

In July 2020, the Company entered into a multi-target collaboration and license agreement with Fulcrum Therapeutics, Inc. (“Fulcrum”), to discover, develop and commercialize novel targeted therapies for the treatment of genetic cardiomyopathies (the “Fulcrum Agreement”). Under the Fulcrum Agreement, the Company paid Fulcrum a $10.0 million upfront payment and $2.5 million in prepaid research funding at the close of the transaction. Fulcrum is eligible to receive research, development and commercial milestone payments and additional research reimbursements of up to $302.5 million for a first product to progress through development and commercialization. If the Company chooses to develop and commercialize products directed to more targets under the collaboration, Fulcrum will be eligible for milestone payments of up to $150.0 million for a follow-on target and $298.5 million for an additional cardiomyopathy target. Fulcrum will also be eligible to receive tiered royalties ranging from the mid single digits to low double digits on net sales for any products under the collaboration that are commercialized. The $10.0 million in expense was recorded to research and development expense in the statement of operations when paid, due to its nonrefundable, noncreditable nature, and the Company amortizes the prepaid research funding as research and development expense as incurred by Fulcrum.

Sanofi (Aventis Inc.)

Agreement Overview, Termination and Repurchase of Royalty Rights

Until December 31, 2018 the Company had an exclusive license and collaboration agreement (“Collaboration Agreement”) with Aventis Inc., a wholly owned subsidiary of Sanofi S.A. (Sanofi). On December 31, 2018, Sanofi notified the Company of its intent to terminate the collaboration, specifically, Sanofi elected not to continue with the mavacamten, MYK-224 and danicamtiv programs.  As a result, cost sharing and Sanofi’s reimbursement of the Company’s research and development costs for mavacamten and MYK-224 ended in the first half of 2019.  At that time Sanofi had continuing rights to royalties in the event of commercialization of the mavacamten and MYK-224 programs. In July 2019, the Company repurchased those rights from Sanofi for $80.0 million.  Neither the Company nor Sanofi have any material continuing rights or obligations under the Collaboration Agreement.

4. Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, marketable debt securities, accounts receivable, warrant derivative, accounts payable and accrued liabilities. Cash and cash equivalents, restricted cash, marketable debt securities, and warrant derivative asset are reported at their respective fair values in our consolidated balance sheets. The carrying amount of remaining financial instruments approximate fair value due to their short-term nature.

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

Marketable securities and the warrant derivative asset are stated at their estimated fair values. The counterparties to the agreements relating to the Company’s investment securities consist of the U.S. Treasury, governmental agencies, various major corporations and financial institutions with reputable credit and therefore bear minimal credit risk. The carrying amounts for financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and approximate fair value due to their short maturities.

Debt Securities

The Company assesses its available-for-sale debt securities under the available-for-sale debt security impairment model in ASC 326, Financial Instruments – Credit Losses, as of each reporting date in order to determine if a portion of any decline in fair value below amortized cost basis has resulted from a credit loss. The Company records credit losses in the consolidated statements of operations and comprehensive loss as credit loss expense within other expense, net, which is limited to the difference between the fair value and the amortized cost of the security.

Accrued interest related to the Company's available-for-sale debt securities is presented within other current assets on the Company's condensed consolidated balance sheets. The Company has elected the practical expedient available to exclude accrued interest from both the fair value and the amortized cost basis of available-for-sale debt securities for the purposes of identifying and measuring any impairment. The Company writes off accrued interest once it has determined that the asset is not realizable. Any write offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not recorded any losses from accrued interest receivables associated with its marketable securities.

The following table sets forth the Company’s marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$674,410	$674,410	$—	$—
U.S. government agency obligations	157,032	—	157,032	—
Corporate securities	63,306	—	63,306	—
Total	$894,748	$674,410	$220,338	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$100,441	$100,441	$—	$—
U.S. government agency obligations	134,055	—	134,055	—
Corporate securities	194,789	—	194,789	—
Total	$429,285	$100,441	$328,844	$—

The following table is a summary of amortized cost, unrealized gain and loss, and fair value of the Company’s marketable securities by contractual maturities (in thousands):

	Fair Value Measurements at September 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$674,410	$—	$—	$674,410
Short-term investments (due within one year)	220,076	262	—	220,338
Total	$894,486	$262	$—	$894,748

	Fair Value Measurements at December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents (due within 90 days)	$100,440	$1	$—	$100,441
Short-term investments (due within one year)	314,181	523	(13)	314,691
Long-term investments (due between one and two years)	14,110	47	(4)	14,153
Total	$428,731	$571	$(17)	$429,285

As of September 30, 2020, the Company did not have any available-for-sale debt securities in a continuous unrealized position.  The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months as of December 31, 2019 (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2019
Corporate bonds	$34,265	$(15)	$—	$—	$34,265	$(15)
U.S. government agency obligations	34,989	(2)	—	—	34,989	(2)
Total	$69,254	$(17)	$—	$—	$69,254	$(17)

Warrant Derivative Asset

Pursuant to the LianBio Agreement, on August 11, 2020, the Company received a warrant to purchase 170,000 ordinary shares of Lian Cardiovascular at an exercise price of $275.00 per share. The warrant represented 17% of the then-fully diluted equity of Lian Cardiovascular. The Company accounts for the warrant as a derivative instrument in accordance with ASC 815, Derivatives and Hedging, adjusting the fair value at the end of each reporting period, with changes in fair value recorded as other income (expense), net. The fair value of the warrant was estimated to be $18.7 million at inception; there was no material change in the value of the warrant as of September 30, 2020 and therefore no gain or loss was recorded during the three and nine months ended September 30, 2020.

The Company estimates the fair value of the warrant with a two-step process. On the date acquired, the fair value of the total stockholder’s equity of Lian Cardiovascular was estimated using a discounted cash flow approach. The projected cash flows from Lian Cardiovascular are based on various assumptions, including projected revenues in the territories, the potential development and commercial timeline, regulatory risks, and estimated costs to be incurred by Lian Cardiovascular for clinical trials and selling and marketing expense. The cash flows are discounted at a rate commensurate with the level of risk associated with the projected cash flows. In the second step, the option pricing method is used to estimate the fair value of the warrant.

The Company has determined that the warrant derivative asset should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the two-step process against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification. The significant unobservable inputs used to value the warrant were as follows:

Valuation Technique	Significant Unobservable Inputs	At Inception	September 30, 2020
Option pricing method	Volatility	73.0%	73.0%
	Expected term (in years)	10.0	9.9
	Risk-free rate	0.59%	0.59%
	Dividend yield	0.0%	0.0%

Significant changes in these unobservable inputs could result in a significantly lower or higher fair value measurement.

5. Leases

The Company determines if an arrangement is or contains a lease at inception. Operating lease right-of-use (ROU) assets and liabilities are presented separately on its consolidated balance sheets. The Company does not have any material finance leases.

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

As of September 30, 2020, the Company has capitalized $10.4 million of leasehold improvements within property and equipment and amortizes the improvements over the lease term.

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate).

	September 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$50,433	$417

Liabilities
Operating lease liabilities - current	$7,891	$383
Operating lease liabilities - noncurrent	43,717	—
	$51,608	$383

Weighted average remaining lease term (years)	9.3	0.3
Weighted average discount rate	13.5%	6.0%

Information related to operating lease activity during the three months ended September 30, 2020 and 2019 was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Operating lease cost	$7,103	$2,163
Variable lease cost	1,235	—
Total lease cost	$8,338	$2,163

Operating lease right-of-use assets obtained in exchange for lease obligations	$52,589	$1,095

Operating lease payments	$5,888	$2,330

Future annual payments of operating lease liabilities as of September 30, 2020 are as follows (in thousands):

Year ending December 31:	Amount
2020 (three months remaining)	$2,045
2021	8,449
2022	8,745
2023	9,051
2024	9,368
Thereafter	52,442
Total future lease payments	90,100
Less: imputed interest	(38,492)
Total operating lease liabilities	$51,608

The operating leases require the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

In June 2020, the Company entered into a noncancellable operating sublease for approximately 34,500 square feet of space at 1200 Sierra Point Parkway, Brisbane, California (the “sublease”). The sublease will become effective upon Landlord’s consent. The date on which the Company will record the ROU asset and lease liability on its balance sheet (the “Commencement Date”) will be the date the premises are ready for occupancy, currently anticipated to be the first quarter of 2021. The sublease expires nine years after the Commencement Date. Future minimum rental payments during the nine year lease term are $19.9 million in the aggregate. The sublease further provides that the Company is obligated to pay its share of certain costs, including taxes and operating expenses.

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

Property and equipment consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Scientific equipment	$13,645	$10,642
Furniture and equipment	3,127	2,572
Capitalized software	360	389
Leasehold improvements	11,925	509
Construction in progress	485	9,568
Total	29,542	23,680
Less: Accumulated depreciation	(9,560)	(7,937)
Property and equipment, net	$19,982	$15,743

Depreciation expense was $0.9 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $2.5 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Clinical research and development	$5,386	$11,494
Outside services	9,987	6,592
Payroll related liabilities	15,935	11,724
Construction in progress	454	9,139
Other	8,281	2,343
Total accrued liabilities	$40,043	$41,292

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

Contingencies

From time to time, the Company may have contingent liabilities that arise in the ordinary course of business activities. The Company accrues for such liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual or disclosure as of September 30, 2020 or December 31, 2019.

Legal Proceedings Related to the Offer and the Merger

As further described in Note 11, Subsequent Events, on October 3, 2020, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, Bristol-Myers Squibb Company, a Delaware corporation (“Bristol-Myers Squibb”), and Gotham Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Bristol-Myers Squibb (“Merger Sub”).

On October 19, 2020, a purported stockholder of the Company filed a complaint in the United States District Court for the Northern District of California, entitled Wang v. MyoKardia, Inc. et al., 3:20-cv-07342, against the Company and each of its directors. On October 26, 2020, a purported stockholder of the Company filed a substantially similar complaint in the United States District Court for the District of Delaware, entitled Adams v. MyoKardia, Inc. et al., 1:20-cv-01445-UNA, against the Company, each of its directors, Bristol Myers Squibb, and Merger Sub. On October 27, 2020, a purported stockholder of the Company filed a substantially similar complaint in the United States District Court for the Eastern District of New York, entitled Gray v. MyoKardia, Inc. et al., 1:20-cv-05176, against the Company and each of its directors. On October 29, 2020, a purported stockholder of the Company filed a substantially similar complaint in the United States District Court for the Southern District of New York, entitled Farina v. MyoKardia, Inc  et al.,1:20-cv-09194, against the Company and each of its directors. Each complaint alleges that the defendants violated federal securities laws by misrepresenting and/or omitting material information in the Schedule 14D-9. The complaints seek, among other things, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement, (ii) rescissory damages or rescission in the event that the transactions contemplated by the Merger Agreement have already been consummated, (iii) damages and (iv) plaintiff’s attorneys’ and experts’ fees and expenses. The Company believes that the claims asserted in the complaints are without merit. Additional lawsuits may be filed.

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

On January 3, 2020, the Company entered into a sales agreement with a sales agent to establish an at-the-market (ATM) offering program, under which the Company is permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $200.0 million. As of September 30, 2020, no securities have been issued pursuant to the ATM agreement.

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

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows:

	September 30, 2020	December 31, 2019
Options and awards issued and outstanding	5,656,261	5,315,254
Shares available for issuance under 2015 Stock Option and Incentive Plan	1,331,844	685,435
Shares available for issuance under 2015 Employee Stock Purchase Plan	1,579,961	1,140,541
Total	8,568,066	7,141,230

9. Stock-Based Compensation

The Company classifies stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss based on the department to which a recipient belongs. The following table sets forth stock-based compensation expense related to equity awards granted to employees and consultants for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$5,621	$3,644	$16,152	$10,402
Selling, general and administrative	5,726	4,631	16,823	13,492
Total	$11,347	$8,275	$32,975	$23,894

The following summarizes option and other equity award activity under the 2012 Equity Incentive Plan and 2015 Stock Option and Incentive Plan:

	Shares Subject to	Weighted Average
	Outstanding Options	Exercise Price per Share
Balance at December 31, 2019	4,574,158	$31.81
Options granted	1,064,174	$74.16
Options exercised	(696,937)	$25.72
Options canceled/forfeited	(240,298)	$45.70
Balance at September 30, 2020	4,701,097	$41.59

	Shares Subject to	Weighted Average
	Outstanding Awards	Grant Date Fair Value
Balance at December 31, 2019	741,096	$46.59
RSUs awarded	450,956	$74.00
RSUs released	(170,809)	$45.09
RSUs forfeited	(66,079)	$49.81
Balance at September 30, 2020	955,164	$59.58

Restricted stock units (“RSUs”) settle into shares of common stock upon vesting and the fair value is the market price on the date of grant.

In relation to stock options and awards that vest upon the achievement of performance criteria, there was $0.3 million and zero in stock-based compensation expense recorded for the three months ended September 30, 2020 and 2019, respectively and $1.0 million and zero was recorded for the nine months ended September 30, 2020 and 2019, respectively. The Company begins to recognize expenses related to these stock options and awards during the period upon concluding that certain performance criteria are considered probable.

10. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net loss	$(84,744)	$(141,802)	$(218,197)	$(217,446)
Denominator
Weighted average shares outstanding	53,101,453	46,133,068	49,860,879	44,258,437
Less: weighted average shares subject to repurchase	—	—	—	(2,780)
Weighted average shares used to compute basic and diluted net loss per share	53,101,453	46,133,068	49,860,879	44,255,657
Net loss per share, basic and diluted	$(1.60)	$(3.07)	$(4.38)	$(4.91)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2020	2019
Common stock subject to repurchase	—	—
Options and awards issued and outstanding	5,656,261	5,278,515

As of September 30, 2020, the Company has contributions from plan participants of $1.2 million under the 2015 ESPP, which if converted, would be equivalent to approximately 25,000 shares based on 85% of the stock price at the beginning of the offering period. As of September 30, 2019, the Company had contributions from plan participants of $0.8 million under the 2015 ESPP, which if converted, would have been equivalent to approximately 20,000 shares using the offering price at the beginning of the offering period.

11. Subsequent Events

On October 3, 2020, the Company entered into a Merger Agreement by and among the Company, Bristol-Myers Squibb and Merger Sub.  Under the terms of the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub has commenced a cash tender offer to purchase all of the outstanding shares of common stock of the Company for $225.00 per share, in cash, without interest and subject to applicable withholding tax (the “Tender Offer”). Following the completion of the Tender Offer, Merger Sub will be merged into the Company, with the Company surviving as a wholly owned subsidiary of Bristol-Myers Squibb. The acquisition is anticipated to close in the fourth quarter of 2020. If the Merger Agreement is terminated by the Company under specified circumstances, the Company will be required to pay Bristol-Myers Squibb a termination fee of $458.0 million.

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

In August 2020, we announced the initiation of our Phase 3 VALOR-HCM clinical trial designed to evaluate mavacamten as a potential alternative to septal reduction therapy (SRT) in obstructive HCM patients. SRT is a highly invasive procedure consisting of a surgical or catheter-based therapy that eliminates or reduces the left ventricular outflow tract obstruction. The Phase 3 VALOR-HCM trial is a double-blind, placebo-controlled, multicenter study that will enroll approximately 100 individuals randomized 1:1 for a 16-week placebo-controlled period, with an interim analysis planned after 50 subjects have completed treatment through Week 16.

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

In September 2020, we announced that the first patient had been dosed in our Phase 2 clinical trial of danicamtiv in people with primary dilated cardiomyopathy (DCM), thought to be caused by genetic mutations of the sarcomere. Topline data are anticipated in the second half of 2021, assuming conditions related to the COVID-19 pandemic continue to allow for enrollment and study conduct in line with current expectations. In June 2020, we announced interim results from a Phase 2a multiple-ascending dose clinical trial of danicamtiv in patients with stable heart failure. This trial follows the completion of two single-ascending dose Phase 1 studies in healthy volunteers and in patients with dilated cardiomyopathy, a disease of systolic dysfunction that can result in heart failure. In the Phase 2a study, danicamtiv was generally well-tolerated, and was associated with clinically meaningful improvements in left ventricular (LV) contractility, including statistically significant increases in LV stroke volume without impairing diastolic function (the heart’s ability to relax and fill). Danicamtiv treatment also improved left atrial volume and function, a new and potentially important finding given that left atrial size is a well-established prognostic factor for atrial fibrillation. We expect to initiate a Phase 2 study in patients with systolic heart failure and paroxysmal or persistent atrial fibrillation in the first half of 2021.

In August 2019, we commenced dosing healthy volunteers in a Phase 1 study of small molecule MYK-224. In March 2020, in response to the coronavirus pandemic, we paused new patient enrollment in the Phase 1 healthy volunteer study of MYK-224.  We have since resumed patient enrollment in the study.

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

Financial Overview

We have not generated net income from operations and, as of September 30, 2020, had an accumulated deficit of $845.0 million, primarily as a result of research and development and selling, general and administrative expenses. We have not generated any revenue from product sales since our inception and have funded our operations primarily through the issuance of equity securities, payments from Sanofi pursuant to a Collaboration Agreement with Sanofi that was terminated in December 2018 and payments from LianBio pursuant to an exclusive license agreement executed in August 2020. We expect to incur significant and increasing losses from operations for the foreseeable future and we can provide no assurance that we will ever generate significant revenue or profits. As of September 30, 2020, we have cash, cash equivalents and investments totaling $895.9 million.

Merger with Bristol-Myers Squibb

On October 3, 2020, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Bristol-Myers Squibb Company, a Delaware corporation (“Bristol-Myers Squibb”), and Gotham Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Bristol-Myers Squibb (“Merger Sub”). Under the terms of the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub has commenced a cash tender offer (“Tender Offer”) to purchase all of the outstanding shares of our common stock for $225.00 per share, in cash, without interest and subject to applicable withholding tax. Following the completion of the Tender Offer, Merger Sub will be merged into our company, with our company surviving as a wholly owned subsidiary of

Bristol-Myers Squibb. The acquisition is anticipated to close in the fourth quarter of 2020. If the Merger Agreement is terminated by us under specified circumstances, we will be required to pay Bristol-Myers Squibb a termination fee of $458.0 million.

LianBio

In August 2020, we entered into an agreement (the “LianBio Agreement”) with  LianBio, a company incorporated in the Cayman Islands, and its wholly owned subsidiary, LianBio Licensing, LLC. Under the LianBio Agreement, we granted an exclusive, royalty-bearing right and license to develop, have manufactured, commercialize, use, offer for sale, sell, have sold, and import mavacamten in China and other territories in Asia (the “Territories”). LianBio will initially pursue a registration strategy for mavacamten in China for obstructive HCM, with plans for additional indications to follow.  The agreement provides for the supply  and shipment of mavacamten by us.  Due to the nature of the laws and regulatory environment in China that will dictate how the companies will be able to operationalize the agreement, the nature of the relationship between LianBio and us cannot be determined until further commercial terms are negotiated. In connection with the LianBio Agreement, our Chief Executive Officer was appointed to LianBio’s Board of Directors.

Under the LianBio Agreement, we received a payment of $40.0 million at closing, with an additional $35.0 million unconditionally due 45 days after the earlier of six months following the date of the LianBio Agreement or a specified financing event for LianBio. The specified financing event occurred on October 29, 2020. We also received a warrant to purchase 170,000 ordinary shares of Lian Cardiovascular, a wholly owned subsidiary of LianBio. The warrant is immediately exercisable at $275.00 per share, representing 17% of the ordinary shares of Lian Cardiovascular upon issuance.  The warrant was recorded at a fair value of $18.7 million (see Note 4. Fair Value Measurements) on the date of issuance. We will be eligible to receive regulatory and sales milestone payments of up to $60.0 million and $87.5 million, respectively, as well as royalties ranging from low to upper teens on the sale of mavacamten in the Territories. The LianBio Agreement does not include a clinical development or commercial supply agreement, which would include pricing and delivery terms; however, it states that the agreements will be negotiated between the parties in good faith. The parties have also agreed that in the case of China, where a two invoice policy is required, we will use commercially reasonable efforts to distribute mavacamten directly or indirectly in China.  However, due to the regulatory requirements, such as the two invoice policy, the role LianBio will play in commercializing mavacamten remains to be decided by the parties.  The LianBio Agreement provides that the commercial supply agreement will be negotiated within 90 days following the first submission of a new drug application for mavacamten in the Territories, currently anticipated to be no sooner than the fourth quarter of 2021.

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

     Financings

In May 2020, we completed a follow-on offering and issued 6,037,500 shares of common stock at a price of $105.00 per share, which included 787,500 shares sold directly to the underwriters upon exercise of their over-allotment option. We received proceeds totaling approximately $605.0 million from the offering, net of underwriting discounts, commissions and offering expenses.

On January 3, 2020, we entered into a sales agreement with a sales agent to establish an at-the-market (ATM) offering program, under which we are permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $200.0 million. As of September 30, 2020, no securities have been issued pursuant to the ATM agreement.

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

Research and development expenses incurred in the development and potential commercialization of mavacamten, danicamtiv and other product candidates are shown net of zero and $8.6 million in reductions in expense due to Sanofi research and development reimbursements during the three months ended September 30, 2020 and 2019, respectively, and zero and $18.5 million during the nine months ended September 30, 2020 and 2019, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Mavacamten	$25,207	$24,987	$78,132	$47,084
Danicamtiv	3,727	8,871	10,419	18,517
Stock-based compensation	5,621	3,644	16,152	10,402
Other	24,519	9,870	50,583	25,267
Total research and development expenses	$59,074	$47,372	$155,286	$101,270

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

Critical Accounting Estimates

See Part I, Item 7, “Critical Accounting Estimates” in our Annual Report. There have been no material changes to our critical accounting estimates disclosed in our Annual Report, except for the following.

Fair Value Measurement of Warrant Derivative Asset

We estimate the fair value of the warrant with a two-step process. On the date acquired, the fair value of the total stockholder’s equity of Lian Cardiovascular was estimated using a discounted cash flow approach. The projected cash flows from Lian Cardiovascular are based on various assumptions, including projected revenues in the territories, potential development and commercial timeline, regulatory risks, and estimated costs to be incurred by Lian Cardiovascular for clinical trials, and selling and marketing expense. The cash flows are discounted at a rate commensurate with the level of risk associated with the projected cash flows. In the second step, the option pricing method was used to estimate the fair value of the warrant. Significant unobservable inputs include the risk-free rate of interest, volatility and estimated term of the warrant. Changes in these unobservable inputs and assumptions can materially affect the fair value. These inputs are subjective and generally require significant analysis and judgement to develop.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table compares the operating results (in thousands):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$59,074	$47,372	$11,702	25%
Selling, general and administrative	26,329	17,746	8,583	48%
Repurchase of royalty rights	—	80,000	(80,000)	-100%
Total operating expenses	85,403	145,118	(59,715)	-41%
Loss from operations	(85,403)	(145,118)	59,715	-41%
Interest and other income, net	668	3,332	(2,664)	-80%
Income tax expense	9	16	(7)	-44%
Net loss	$(84,744)	$(141,802)	$57,058	-40%

Research and Development Expenses

Research and development expenses increased $11.7 million, or 25%, from $47.4 million for the three months ended September 30, 2019 to $59.1 million for the three months ended September 30, 2020. The increase in research and development expenses was primarily due to the following:

•	a $10.1 million increase in collaboration partner expenses relating to our partnership with Fulcrum;
•	a $4.1 million increase in personnel expenses due to a higher employee headcount;
•	a $2.5 million increase in facility and information technology expenses;
•	a $2.0 million increase in stock compensation expense;
•	a $1.7 million increase in contract research;
•	a $1.5 million increase in professional and consultant fees;
•	a $0.7 million increase in medical affairs;
•	offset by a $6.7 million decrease in clinical expenses due to completion of the EXPLORER clinical trial and reduced activity due to the COVID-19 pandemic;
•	a $2.9 million decrease in contract manufacturing;
•	a $0.8 million decrease in preclinical and laboratory supplies; and
•	a $0.5 million decrease in travel and other expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.6 million, or 48%, from $17.7 million for the three months ended September 30, 2019 to $26.3 million for the three months ended September 30, 2020. The increase in selling, general and administrative expenses was primarily due to the following:

•	a $5.2 million increase in professional fees;
•	a $2.9 million increase in personnel expenses due to a higher employee headcount;
•	a $2.2 million increase in marketing expenses;
•	a $1.1 million increase in stock compensation expense; and
•	a $0.4 million increase in software, facilities and other;
•	offset by a $3.1 million decrease in sponsorship of cardiovascular research and education.

Interest and Other Income, Net

Interest and other income decreased $2.7 million, or 80%, from $3.3 million for the three months ended September 30, 2019 to $0.7 million for the three months ended September 30, 2020. The decrease in interest income was primarily due to reduced interest rates on invested balances.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table compares the operating results (in thousands):

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$155,286	$101,270	$54,016	53%
Selling, general and administrative	66,482	45,153	21,329	47%
Repurchase of royalty rights	—	80,000	(80,000)	-100%
Total operating expenses	221,768	226,423	(4,655)	-2%
Loss from operations	(221,768)	(226,423)	4,655	-2%
Interest and other income, net	3,592	8,775	(5,183)	-59%
Income tax expense (benefit)	21	(202)	223	-110%
Net loss	$(218,197)	$(217,446)	$(751)	0%

Research and Development Expenses

Research and development expenses increased $54.0 million, or 53%, from $101.3 million for the nine months ended September 30, 2019 to $155.3 million for the nine months ended September 30, 2020. The increase in research and development expenses was primarily due to the following:

•	a $18.5 million decrease in research and development reimbursements from Sanofi;
•	a $10.1 million increase in collaboration partner expenses relating to our partnership with Fulcrum;
•	a $11.1 million increase in personnel expenses due to a higher employee headcount;
•	a $8.3 million increase in facility and information technology expenses;
•	a $6.3 million increase in professional and consultant fees;
•	a $5.7 million increase in stock compensation expense;
•	a $1.3 million increase in medical affairs expense; and
•	a $1.3 million increase in contract research;
•	offset by a $5.3 million decrease in clinical expenses due to completion of the EXPLORER clinical trial and reduced activity due to the COVID-19 pandemic; and
•	a $1.2 million decrease in contract manufacturing;
•	a $1.1 million decrease in lab supplies and other office expenses; and
•	a $1.0 million decrease in travel and other expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $21.3 million, or 47%, from $45.2 million for the nine months ended September 30, 2019 to $66.5 million for the nine months ended September 30, 2020. The increase in selling, general and administrative expenses was primarily due to the following:

•	a $7.8 million increase in professional fees;
•	a $7.2 million increase in personnel expenses due to a higher employee headcount;
•	a $4.5 million increase in marketing expenses;
•	a $3.3 million increase in stock compensation expense; and
•	a $1.6 million increase in software, facilities and other;
•	offset by a $3.1 million decrease in sponsorship of cardiovascular research and education.

Repurchase of Royalty Rights

In July 2019, Sanofi’s continuing rights to royalties in the event of commercialization of the HCM-1 programs were terminated when we repurchased those rights for $80.0 million.

Interest and Other Income, Net

Interest and other income decreased $5.2 million, or 59%, from $8.8 million for the nine months ended September 30, 2019 to $3.6 million for the nine months ended September 30, 2020. The decrease in interest income was primarily due to reduced interest rates on invested balances.

Liquidity and Capital Resources

We consider the following when assessing our liquidity and capital resources (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$675,541	$101,436
Short-term investments	$220,338	$314,691
Long-term investments	$—	$14,153

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

On January 3, 2020, we entered into a sales agreement with a sales agent to establish an at-the-market (ATM) offering program, under which we are permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $200.0 million. As of September 30, 2020, no securities have been issued pursuant to the ATM agreement.

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

We believe we have sufficient financial resources to meet our business requirements for the 12 months following the date of this Quarterly Report on Form 10-Q without giving effect to our potential acquisition by Bristol-Myers Squibb and assuming we remain a standalone entity.  If the potential acquisition by Bristol-Myers Squibb is not completed, we expect to incur substantial expenditures in the foreseeable future for the advancement of our precision medicine platform, the development and potential commercialization of our product candidates and the discovery, development and potential commercialization of any additional product candidates we may pursue. Furthermore, if our clinical trials for mavacamten are successful, or our other product candidates, including danicamtiv, enter into late-stage clinical trials or more advanced discovery and development stages, we may need to raise additional capital in order to further advance our product candidates towards regulatory approval. If the potential acquisition by Bristol-Myers Squibb is not completed within the timeframe we currently expect, we will continue to seek additional financing to develop our product candidates and fund operations for the foreseeable future through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other technologies, product candidates or programs that we would prefer to develop and commercialize ourselves.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(142,240)	$(188,912)
Investing activities	92,808	(96,770)
Financing activities	623,912	274,797
Net increase in cash, cash equivalents and restricted cash	$574,480	$(10,885)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $142.2 million. Net cash used in operating activities primarily consisted of payroll and benefits of $50.4 million, payments for accounts payable, accrued liabilities and other of $135.1 million, and a $12.5 million payment to Fulcrum under our collaboration agreement, offset by a receipt of $40.0 million, net from LianBio under our license agreement.

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

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2020 was $92.8 million and consisted of sales and maturities of investments of $4.0 million and $233.6 million, respectively, offset by cash outflows of $128.9 million in purchases of short-term investments and $15.9 million for leasehold improvements and purchases of equipment, which was related to the occupancy of our new corporate headquarters in Brisbane, California in January 2020.

Cash used in investing activities for the nine months ended September 30, 2019 consisted primarily of purchases of investments of $145.8 million and purchases of equipment of $2.0 million, offset by sales and maturities of investments of $4.0 million and $47.0 million, respectively.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $623.9 million and consisted of $605.1 million in cash from the issuance of common stock in our May 2020 equity offering and $18.8 million received from stock option exercises.

Cash provided by financing activities for the nine months ended September 30, 2019 consisted primarily of proceeds from the issuance of common stock in connection with a follow-on offering of $271.2 million, net of underwriting discounts, commissions and offering costs, as well as proceeds from the issuance of common stock in connection with purchases pursuant to the Amended and Restated 2015 Employee Stock Purchase Plan and funds received as a result of common stock option exercises of $3.6 million.

Contractual Obligations and Commitments

In June 2020, we entered into a noncancelable operating sublease for approximately 34,500 square feet of office space at 1200 Sierra Point Parkway, Brisbane, California. The sublease will become effective upon Landlord’s consent. We will become responsible for paying rent when the premises are ready for occupancy, currently anticipated to be in the first quarter of 2021. Future minimum rental payments during the nine-year lease term are $19.9 million in the aggregate. The sublease further provides that we are obligated to pay our share of certain costs, including taxes and operating expenses.

As more fully disclosed in Note 3 to the footnotes to the condensed consolidated financial statements, in July 2020, we entered into a license and collaboration agreement with Fulcrum Therapeutics, or Fulcrum, to discover, develop and commercialize novel targeted therapies for the treatment of genetic cardiomyopathy. We have made an upfront payment of $12.5 million to Fulcrum. We may pay specified research, development and commercial milestone payments and additional research reimbursements of up to $302.5 million for the first product to progress through development and commercialization.

Except for the sublease and license and collaboration agreement discussed above, there have been no material changes to our contractual obligations during the nine months ended September 30, 2020, as compared to those disclosed in our Annual Report.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2020, we had cash, cash equivalents and investments of $895.9 million, consisting of interest-bearing money market accounts and money market funds, which would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities of our cash and cash equivalents and the low- risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash, cash equivalents or investments.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our pending legal proceedings, please see Note 7 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Risk Factor Summary

Risks Related to the Pending Transaction with Bristol-Myers Squibb

•	We may not complete the pending transaction with Bristol-Myers Squibb within the time frame we anticipate, or at all, which could have an adverse effect on our business and financial results.
•

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, and in certain instances, the Merger Agreement requires us to pay a termination fee to Bristol-Myers Squibb, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Risks Related to Our Precision Medicine Platform and the Discovery and Development of Our Product Candidates

•	Our product candidates consist of mavacamten, danicamtiv and MYK-224, and all of our other programs are in discovery or preclinical development, which is a lengthy and expensive process.
•	We may find it difficult to enroll patients and encounter delays, negative clinical results or unfavorable regulatory decisions, and may not obtain regulatory approval to commercialize any products.
•	Historically, cardiovascular drugs have had a lower probability of moving from Phase 2 to Phase 3 trials.

Risks Related to Commercialization and the Market for Our Product Candidates

•

Our focus on the research and development of new drug candidates presents risks of a lack of market opportunities, inadequate market acceptance, and lack of collaboration partners willing to sell and market our drugs, as well as the risk of patients being unable to obtain insurance coverage for any of our products, if approved.

•

If we participate in but fail to comply with our reporting and payment obligations under governmental pricing programs in the United States, we could be subject to additional reimbursement requirements or  penalties.

Risks Related to Our Reliance on Third Parties

•

We may enter into collaborations that place the development and commercialization of our product candidates outside our control, require us to relinquish important rights or may otherwise be on terms unfavorable to us, and if our collaborations are not successful, our product candidates may not reach their full market potential.

•	We expect to rely on third parties to conduct some or all aspects of our clinical trials and other research and development activities, and these third parties may not perform satisfactorily.
•

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or medicines or that such supply will not be available to us at an acceptable cost, which could prevent or impair our development or commercialization efforts.

Risks Related to Our Intellectual Property

•

Our business and competitive position would be harmed if we are unable to maintain and protect our trade secrets and patent rights for our medicines and technology whether domestically or internationally.

•	They may also be found to be invalid or unenforceable if challenged in court and such lawsuits could prove to be distracting, expensive and unsuccessful.

Risks Related to Government Regulation

•	We currently do not have regulatory approval to market any of our product candidates in any jurisdiction worldwide.
•

Our ability to obtain approval for any indication is dependent upon the domestic and international regulatory environments, which may change without notice and such changes could impact our ability to obtain approval.

•	Although the FDA provided feedback on the Phase 3 clinical trial for mavacamten, the FDA may raise questions regarding mavacamten's safety data, which may delay or prevent U.S. approval of mavacamten.
•	While we have partnered with a third party, LianBio, to sell mavacamten in the PRC, Macau, Thailand, Taiwan, Hong Kong and Taiwan, approval to market the drug may not be obtained.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

•	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•

We have never generated any revenue from product sales and may never be profitable, and have a history of significant losses and anticipate that we will continue to incur losses for the near future and may not achieve or sustain profitability.

Risks Related to Our Business and Industry

•	We face significant competition in the field of cardiovascular medicine.
•	Our future success depends on growing our company, which we may not be able to manage successfully.

Risks Related to Our Common Stock

•	The market price of our common stock has been and may continue to be highly volatile.
•	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
•	Our operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
•	Certain provisions in our articles of incorporation and Delaware law make it difficult or costly for a third party to acquire us.

General Risk Factors

•	Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
•	Future sales of our common stock will result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
•	Our future success depends on our ability to retain our key executives, employees and consultants and to attract, retain and motivate qualified personnel.
•	We and the third parties with which we depend are subject to domestic and international economic conditions, natural disasters, regulation and enforcement.
•	Our operating as a public company causes us to incur significant costs and subjects us to the risk of securities class action litigation.

Risks related to the pending transaction with Bristol-Myers Squibb

We may not complete the pending transaction with Bristol-Myers Squibb within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.

On October 3, 2020, we entered into an Agreement and Plan of Merger, dated as of October 3, 2020, with Bristol-Myers Squibb Company, a Delaware corporation (“Bristol-Myers Squibb”), and Gotham Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Bristol-Myers Squibb (“Merger Sub”) (“Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, the Merger Sub has commenced a cash tender offer (“Tender Offer”) to acquire all of the issued and outstanding shares of our common stock at a price per share of $225.00, net to the seller in cash, without interest, subject to any withholding of taxes required by applicable law. Following the completion of the Tender Offer, the Merger Sub will merge with and into our company, with our company surviving as a wholly owned subsidiary of Bristol-Myers Squibb, and each outstanding share of our common stock (other than shares of common stock held by us as treasury stock, or owned by Bristol-Myers Squibb or the Merger Sub or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $225.00 per share in cash, without interest, subject to any withholding of taxes required by applicable law.

The completion of the transaction will be conditioned on (1) at least a majority of the shares of our outstanding common stock having been validly tendered into and not withdrawn from the tender offer, (2) receipt of certain regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (3) there being no restraint enjoining, making illegal or otherwise prohibiting the transaction, (4) the accuracy of certain representations and warranties that we made and compliance by us with certain covenants contained in the Merger Agreement, subject to customary qualifications, (5) there not having been a “Material Adverse Effect” (as defined in the Merger Agreement) with respect to us and (6) other customary conditions. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. As a result, we cannot assure you that the transaction with Bristol-Myers Squibb will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame. As a result, we cannot assure you that the transaction with Bristol-Myers Squibb will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the transaction will be completed. We could be required to pay Bristol-Myers Squibb a termination fee of $458.0 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, vendors, suppliers, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The announcement and pendency of the transaction with Bristol-Myers Squibb could adversely affect our business, financial results and/or operations.

Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, suppliers, regulators and other business partners. For example, vendors, suppliers, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Bristol-Myers Squibb’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Bristol-Myers Squibb, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Bristol-Myers Squibb a termination fee of $458.0 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Bristol-Myers Squibb.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay a material portion of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, prospects, financial condition and results of operations.

The following risk factors assume that we remain a stand-alone company except as otherwise noted.

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

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical development or clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Our precision medicine platform is based on a translational medicine approach. Translational medicine, or the application of basic scientific findings to develop therapeutics that promote human health, is subject to a number of inherent risks. In particular, scientific hypotheses formed from preclinical or early clinical observations may prove to be incorrect, and the data generated in animal models or observed in limited patient populations may be of limited value and may not be applicable in clinical trials conducted under the controlled conditions required by applicable regulatory requirements and our protocols. The initial clinical data from our Phase 1, Phase 2 and Phase 3 clinical trials of mavacamten, as well as our Phase 1 and 2 clinical trials of danicamtiv, are preliminary in nature, and the clinical development of mavacamten and danicamtiv is not complete. Early positive data may not be repeated or observed in ongoing or future trials involving our product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials, particularly in the field of cardiovascular medicine. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

In order to market and sell our products in the European Union, China and other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. Additionally, we may be dependent on third-party collaborators to develop and commercialize our product candidates in certain international jurisdictions, such as in the case of our exclusive license agreement with LianBio for the development and commercialization of mavacamten in China. In the agreement with LianBio, while we have agreed that in the case of China, where a two invoice policy is required, the parties will use commercially reasonable efforts to distribute mavacamten directly or indirectly in China, due to the regulatory requirements such as the two invoice policy, the role LianBio will play in commercializing mavacamten remains to be decided by the parties. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval in other jurisdictions. We and our third-party collaborators may not be able to file for marketing approvals, and even if we do, we may not obtain necessary approvals to commercialize our medicines in any market.

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

Our initial product candidates, mavacamten, danicamtiv and MYK-224, are in various stages of clinical testing and we must successfully complete our ongoing clinical trials of mavacamten and conduct significant additional clinical trials for danicamtiv and MYK-224 before we can seek the regulatory approvals necessary to begin commercial sales of these or any other product candidates we may develop. We have incurred operating losses in each year since our inception due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations. Our net loss for the quarter ended September 30, 2020 was $84.7 million and as of September 30, 2020, we had an accumulated deficit of $697.0 million. We expect to incur increasing losses for several years as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial product candidates, and commercialize any approved drugs. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our product candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

As of September 30, 2020, our cash, cash equivalents and investments totaled $895.9 million. We intend to use our cash, cash equivalents and investments to support the regulatory approval process and potential commercial launch of mavacamten for the treatment of obstructive HCM, if approved; to fund ongoing and potential later-stage clinical studies of mavacamten in non-obstructive HCM and targeted heart failure with preserved ejection fraction (HFpEF), danicamtiv in targeted segments of systolic heart failure and MYK-224; to advance ACT-1 and LUS-1 into clinical development; to fund ongoing preclinical, discovery and research programs; and for working capital, business development and other general corporate purposes.  However, our operating plan may change as a result of many factors currently unknown to us, including the effects of the COVID-19 pandemic on our research and development activities and our commercial launch activities for mavacamten, if approved, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we may require additional capital to obtain regulatory approval for, and to commercialize, mavacamten, danicamtiv, MYK-224 or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Risks Related to Our Reliance on Third Parties

We have entered into, and may enter into collaborations that place the development and commercialization of our product candidates outside our control, require us to relinquish important rights or may otherwise be on terms unfavorable to us, and if our collaborations are not successful, our product candidates may not reach their full market potential.

Our drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. For some of our drug candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those drug candidates in selected geographic territories or for selected patient populations. For example, in August 2020, we entered into a strategic collaboration with LianBio to develop and commercialize mavacamten in China. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration or successfully maintain a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed or existing collaboration and the proposed or existing collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate. The terms of any existing or additional collaborations or other arrangements that we may establish may not be favorable to us.

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

Factors that may inhibit our efforts to commercialize our drug candidates on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs;
•	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization

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

In the field of heart failure drug development, our principal competitors include Amgen Inc., AstraZeneca plc, Bayer AG, Bristol-Myers Squibb, C.H. Boehringer Sohn AG & Co. KG, Eli Lilly and Company, Novartis AG and Takeda Pharmaceutical Company Limited. Specific to our initial drug discovery and development focus areas, we believe that Cytokinetics, Inc., Takeda Pharmaceutical Company Limited, Novartis AG and Biomarin Pharmaceutical, Inc. have ongoing programs in HCM and that Novartis AG, Pfizer Inc., Tenaya Therapeutics, Berlin Cures, Zensun (Shanghai) Sci. & Tech. Co., Ltd. and Renovacor, Inc. have ongoing programs in DCM. Additionally, there may be other companies pursuing therapeutic candidates from which we face current or future competition.

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

As of September 30, 2020, we had 318 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Over the next several years, we expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have two wholly owned subsidiaries: an Australian subsidiary through which we conduct clinical trials in Australia and a Dutch subsidiary through which we intend to determine the feasibility of commercialization in the EU, and we have entered into an exclusive license agreement with LianBio for the development and commercialization of mavacamten in China. Our business strategy also contemplates potential additional international operations as we seek to continue the development of mavacamten, danicamtiv, MYK-224 and other product candidates that we have or may identify, seek regulatory approval for our product candidates, and commercialize any product candidates that are approved outside the United States. If any product candidates for which we have retained worldwide commercial rights are approved, we may hire sales representatives and conduct physician and patient group outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

•

multiple, conflicting, and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;

•	failure by us or our third-party collaborators to obtain and maintain regulatory approvals for the use of our products in various countries;
•	complexities and difficulties in obtaining protection for and enforcing our intellectual property rights;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
•	limits in our ability to penetrate international markets;
•	financial risks, such as exposure to foreign currency exchange rate fluctuations and their impact on payments required in local currency;
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

Earthquakes, outbreak of disease, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. For example, our corporate headquarters is located in the San Francisco Bay Area, which in the past has experienced severe earthquakes. If a natural disaster, power outage, outbreak of disease, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Due to the effects of the COVID-19 pandemic, during March 2020 we temporarily suspended the enrollment of new patients into our Phase 1 study of MYK-224 and the enrollment of existing patients from EXPLORER-HCM rolling over into the MAVA-LTE study; however enrollment in both studies has resumed. In addition, we have delayed the initiation of our Phase 2 HFpEF proof-of-concept study into 2021 and our Phase 2 study of danicamtiv in patients with genetic DCM into the second half of 2020. We will continue to closely monitor the evolving situation and expect to resume patient enrollment and to initiate delayed studies as soon as conditions safely permit.  Although no delays have been noted to date, we may experience delays in the supply of drug product for our clinical trials as a result of disruptions to the operations of manufacturing facilities of some of our third-party contract manufacturers due to the COVID-19 pandemic. Any continued or subsequent measures taken by governmental authorities or businesses to contain the spread of COVID-19, or the perception that such measures may be required in the future should another outbreak occur, could adversely affect our business, financial condition or results of operations by limiting our contract manufacturers’ ability to manufacture product and forcing temporary closure of facilities that we rely upon. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

The market price of our common stock has experienced volatility since our IPO in October 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	the perceived likelihood of the completion of the proposed transaction with Bristol-Myers Squibb;
•	adverse results or delays in preclinical studies or clinical trials;
•	failure to develop successfully and commercialize our product candidates;
•	inability to obtain additional funding;
•	any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
•	failure by us or our licensors and strategic collaborators, if any, to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions affecting our product candidates or development programs;

•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public or to the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

As of November 1, 2020, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own approximately 48.6% of our outstanding voting stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We have broad discretion in the use of our cash and cash equivalents and may not use them effectively.

Subject to certain restrictions in our merger agreement with Bristol-Myers Squibb, our management has broad discretion in the application of our existing cash and cash equivalents, and you will not have the opportunity to assess whether our existing cash and cash equivalents are being used appropriately. Because of the number and variability of factors that will determine our use of our existing cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders.

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

General Risk Factors

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

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference From	Date	Number	Filed Herewith

2.1†	Agreement and Plan of Merger, dated as of October 3, 2020, by and among Bristol-Myers Squibb Company, Gotham Merger Sub Inc. and the Registrant.	10-Q	10/5/2020	2.1

3.1	Restated Certificate of Incorporation.	10-Q	11/18/2015	3.1

3.2	Amended and Restated Bylaws.	S-1/A	10/13/2015	3.4

4.1	Specimen Common Stock Certificate.	S-1/A	10/19/2015	4.1

10.1#	Change in Control and Severance Policy.				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X

†

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. MyoKardia, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any schedules so furnished.

*

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

#	Represents management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2020	MYOKARDIA, INC.

	By:	/s/ Tassos Gianakakos
Tassos Gianakakos
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Taylor Harris
Taylor Harris Chief Financial Officer (Principal Financial and Accounting Officer)